Form 10QSB
period 2005-12-31
MailTec, Inc.
filed 2006-03-23
CIK 1335493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2005

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-127347


MailTec, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)


   Nevada                                            20-0754724
(State or other jurisdiction                      (I.R.S. Employer
   of incorporation or                             Identification
     organization)                                     Number)

4105 East Florida Avenue
Suite 208
Denver, CO 80222
(Address of principal executive offices, Zip Code)

(303) 753-6512
(Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, December 31, 2005: Common Stock - 1,651,064

Transitional Small Business Disclosure Format (Check one):

Yes  [ X ]      No [   ]

 PART I -- FINANCIAL INFORMATION

MailTec, Inc.

Item 1. Financial Statements

Balance Sheet,
   December 31, 2005(unaudited)
Statements of Operations for the
   three months and nine months ended December 31, 2005 and 2004 and the period from inception (February 9, 2004) to December 31, 2005(unaudited)
Statements of Cash Flows for the
   nine months ended December 31, 2005 and 2004 and the period from inception (February 9, 2004) to December 31, 2005(unaudited)
Notes to financial statements

MAILTEC, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2005
(Unaudited)

ASSETS

Current Assets
  Cash                                                     $   89,634
                                                           ----------
    Total current assets                                       89,634
                                                           ----------

Property and equipment, net                                     3,525
                                                           ----------
Deposit                                                           500
                                                           ----------
                                                           $   93,659
                                                           ==========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Current portion of long term debt                        $   37,062
  Accounts payable                                              1,675
                                                           ----------
    Total current liabilities                                  38,737

Long term debt                                                180,325
                                                           ----------

Stockholders' (deficit):
  Preferred stock, $.001 par value, 4,000,000 shares
   authorized, none issued or outstanding                           -
  Common stock, $.001 par value, 10,000,000 shares
   authorized, 1,651,064 shares issued and outstanding          1,651
  Additional paid in capital                                  143,233
  (Deficit) accumulated in the development stage             (270,287)
                                                           ----------
                                                             (125,403)
                                                           ----------
                                                           $   93,659
                                                           ==========





See accompanying notes to unaudited financial statements.

                              MAILTEC, INC.
                      (A Development Stage Company)
                        Statements of Operations
     Three Months and Nine Months Ended December 31, 2005 and 2004, And The Period From Inception (February 9, 2004) to December 31, 2005
                               (Unaudited)

                            Three Months Ended             Nine Months Ended        Inception
                           Dec 31,      Dec 31,         Dec 31,      Dec 31,       Dec 31,
                             2005         2004         2005         2004         2005
                          ----------   ----------   ----------   ----------   ----------
Revenue                   $        -   $        -   $        -   $        -   $        -
                          ----------   ----------   ----------   ----------   ----------
Operating Expenses
  Stock compensation
   expense-general and
   administrative                  -            -            -             -      45,109
  Selling, general and
   administrative             40,514        8,311       75,450       26,158      209,501
                          ----------   ----------   ----------   ----------   ----------
                              40,514        8,311       75,450       26,158      254,610
                          ----------   ----------   ----------   ----------   ----------
Operating loss               (40,514)      (8,311)     (75,450)     (26,158)    (254,610)

Other income (expense)
  Interest expense             7,081            -       14,423            -       15,677
                          ----------   ----------   ----------   ----------   ----------
Net (loss)                $  (47,595)  $   (8,311)  $  (89,873)  $  (26,158)  $ (270,287)
                          ==========   ==========   ==========   ==========   ==========

Per share information:
 Basic and diluted (loss)
  per common share        $    (0.03)  $    (0.01)  $    (0.05)  $    (0.02)
                          ==========   ==========   ==========   ==========

 Weighted average shares
  outstanding              1,651,064    1,535,205    1,651,064    1,535,205
                          ==========   ==========   ==========   ==========





See accompanying notes to unaudited financial statements.

                              MAILTEC, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
           Nine Months Ended December 31, 2005 and 2004, And The
       Period From Inception (February 9, 2004) to December 31, 2005
                               (Unaudited)

                                                 Nine Months Ended     Inception to
                                                Dec 31,      Dec 31,      Dec 31,
                                                 2005         2004         2005
                                              ----------   ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net cash (used in) operating activities       $  (78,202)  $  (25,850)  $ (212,628)
                                              ----------   ----------   ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of fixed assets                             -            -         (400)
  Increase in deposits                              (500)           -         (500)
                                              ----------   ----------   ----------
Net cash (used in) investing activities             (500)           -         (900)
                                              ----------   ----------   ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock               -       26,000       33,000
  Proceeds from issuance of preferred stock            -            -        3,000
  Payment of dividend on preferred stock               -         (150)        (225)
  Contribution of certificates of deposit to capital   -            -       50,000
  Proceeds from officer/director advances         60,450       11,325       97,185
  Repayment of officer/director advances         (60,450)     (11,325)     (97,185)
  Proceeds from notes payable                          -            -      238,000
  Repayment of notes payable                     (20,613)           -      (20,613)
                                              ----------   ----------   ----------
Net cash provided by (used in)
  financing activities                           (20,613)      25,850      303,162
                                              ----------   ----------   ----------

Increase (decrease) in cash                      (99,315)           -       89,634
Cash and cash equivalents, beginning of period   188,949            -            -
                                              ----------   ----------   ----------
Cash and cash equivalents, end of period      $   89,634   $        -   $   89,634
                                              ==========   ==========   ==========





See accompanying notes to unaudited financial statements.

                              MAILTEC, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 2005
                               (Unaudited)


(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (?GAAP?) for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of March 31, 2005, and the years ended March 31, 2005 and 2004, including notes thereto.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number
of common shares outstanding for the period.   Diluted earnings (loss)
per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents
outstanding.   During the periods presented common stock equivalents
were not considered as their effect would be anti-dilutive.

(3)  Stockholders? (Deficit)

During the period ended December 31, 2005, an officer contributed
$9,000 to the capital of the Company related to unpaid compensation.

(4)  Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception of $270,287 and has a stockholders? deficit of $125,403 at December 31, 2005.

The Company's ability to continue as a going concern is contingent upon its ability to implement its business plan and to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

The demand for our services would be negatively affected by any reduction in the discounts provided by the USPS for volume, weight and
sorting of mail.   Additionally, increased costs of carriers such as
Federal Express and UPS could negatively affect our operations.

Investing Activities

For the nine months ended December 31, 2005, MailTec had an increase in deposits of $500 resulting in net cash used in investing activities of $500.

For the nine months ended December 31, 2004, MailTec did not pursue any investing activities.

Financing Activities

For the nine months ended December 31, 2005, MailTec received proceeds from officer/director advances of $60,450 and repaid the total amount
of those advances.   Additionally, MailTech repaid notes payable of
$20,613.   As a result, MailTec had net cash used in financing
activities of $20,613 for the nine months ended December 31, 2005.

For the nine months ended December 31, 2004, MailTec received proceeds from the issuance of common stock of $26,000 and paid a dividend on
preferred stock of $150.    For the nine months ended December 31,
2004, MailTec received proceeds from officer/director advances of
$11,325 and repaid the total amount of those advances.   As a result,
MailTec had net cash provided by financing activities of $25,850 for the nine months ended December 31, 2004.

During the year ended March 31, 2005, MailTec executed a United States Small Business Administration loan agreement. The SBA agreement provides for a $100,000 loan with a maturity of March 8, 2012, with interest at Wall Street Journal Prime Rate plus 2.75 percent

Our cash flow will be reduced by the payments of principal and interest
of $1,596 per month for 84 months.   The loan is secured by a $50,000
certificated of deposit.

During the year ended March 31, 2005, MailTec entered into a $138,000
line of credit.   The agreement provides for a $138,000 loan with a
maturity of February 1, 2010, with interest at Wall Street Journal
Prime Rate plus 1.75 percent.   Our cash flow will be reduced by the
payments of principal and interest of $2,941 per month for 58 months,
commencing May 1, 2005.   The loan is secured by the assets of MailTec
and is guaranteed by W. Ross C. Corace, an officer and director.

Results of Operations

We are a development stage company and have not yet commenced
operations.   For the three months ended December 31, 2005, we did not
receive any revenues and had selling, general and administrative expenses of $40,514 compared to $8,311 for the three months ended
December 31, 2004.   For the nine months ended December 31, 2005, we
did not receive any revenue and had selling, general and administrative expenses of $75,450 which consisted of basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete with the recent registration
statement.   Comparatively, for the nine months ended December 31,
2004, we did not receive any revenue and had selling, general and administrative expenses of $26,158 which consisted of basic operating expenses spent to set up business operations.

Plan of Operation

Milestones:                          Steps                             Timeline
1. Assemble a sales staff          Identify candidates                3-6 months
                                Train selected candidates

2. Create sales material   Research competitors sales material         6 months
   and marketing campaign    Identify key marketing strategy
                               Create, print and distribute
                                    sales materials
                                  Identify prospects

3. Bring in customers sufficient Develop relationships with           6-12 months
   sufficient to process           identified prospects
   4,000 pieces of bulk mail
   a day

No one milestone needs to be complete to pursue any other milestone.

1. MailTec currently has sufficient working capital to defray the cost of hiring and training the sales candidates until the commission based pay commences.


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief financial officer has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to him in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.
        Not applicable

Item 3. Defaults Upon Senior Securities.
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
        Not applicable.

Item 5. Other Information.    Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.   none
(b)   Exhibits.    none


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 21, 2006

MailTec, Inc.

By  /s/ W. Ross C. Corace
    ------------------------
    W. Ross C. Corace
    President and Director