Form 10QSB/A
period 2005-12-31
MailTec, Inc.
filed 2006-03-30
CIK 1335493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment 1
FORM 10-QSB

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

Yes  [   ]      No [ x ]

The number of outstanding shares of the registrant's common stock, December 31, 2005: Common Stock - 1,651,064

Transitional Small Business Disclosure Format (Check one):

Yes  [   ]      No [ x ]

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

Dated:  March 30, 2006

MailTec, Inc.

By  /s/ W. Ross C. Corace
    ------------------------
    W. Ross C. Corace
    President and Director