Form 10KSB
period 2006-03-31
MailTec, Inc.
filed 2006-07-17
CIK 1335493

FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: March 31, 2006
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from

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


Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act   [   ]

Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ x ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [x]

The Corporation's revenues for its most recent fiscal year were $0.00. As of March 31, 2006, the market value of the Corporation's voting $.00l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's only class of common stock, as of June 30, 2006 was 1,651,064 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

             PART I
ITEM 1.    BUSINESS

Operations.

MailTec will provide bulk mail expediting to a number of established businesses that utilize bulk mailings in their operations such as financial institutions, health organizations and government.

MailTec's core business will offer a method of flat mail drop shipping, which is an alternative to traditional First-Class mailing methods and an enhancement to Pre-Sort standard class mail. Due to lengthy transit times, traditional First-Class mailing methods have been used to replace bulk mailings. Although First-Class mail meets more service requirements, it also results in higher postage costs, whereas management is of the opinion that MailTec's similar services could result in savings of up to 30% off First-Class postage due to the elimination of the need for these customers to maintain their own mail room and the volume discounts we receive.

We will use all options provided by the U.S. Postal Service to expedite customer mailings. We use presort standard - drop shipments. We will deliver our local mail to the Denver Sectional Center Facility and, for a discounted price, the USPS will forward our priority bagged mail to the post office facility that will deliver. We will deliver all other mail to the destination United States Postal Service facility closest to the ultimate delivery point. The USPS offers further discounts due to volume, weight and sorting. The standard presort rate discount begins with a minimum of 200 pieces or fifty pounds of presorted flats. The weight classes are broken down into two main categories - 3.3 ounces or less and more than 3.3 ounces. Management estimates that the bulk of our business will consist of handling basic irregular sized flats defined as no larger than 15 3/4" x 12" x 1 1/4" weighing 3 to 16 ounces. The USPS offers further discounts as volume increases for both basic presorted flats and for automated presorted flats. All sorting will be done by hand until the volume of packages increases to a sufficient level where the cost of automation is feasible. Within the next twelve months, MailTec has no plans to become automated.

Our revenue will be based on difference between the amount paid by the customer and our actual cost. Although, we have no history of or assurance for profitable operations, management is of the opinion that the greater the discounts we receive due to volume, weight and sorting, the higher potential profit percentage we may obtain. Prices charged to our customers will be separately negotiated and will vary based on their volume and their actual cost to mail each piece calculated as postage plus overhead.

Services.

MailTec offers a combined service whereby MailTec picks up, sorts and transports mail into the destination United States Postal Service facility closest to the ultimate delivery point. The USPS receives and delivers the mail to the end user through its local carrier network. The customer experiences First-Class comparable transit times at a savings of up to 30% off First-Class postage.

MailTec focuses on three types of mail that qualify for its services:
   -  Flat Mail:  weight 3.3 ounces to 15.99 ounces
   -  Bound Printed matter:  weight 16 ounces to 15 pounds
   -  Irregulars:  weight 3.3 ounces to 15.99 ounces

Qualification of the mail is key to utilizing the MailTec Service to its fullest potential. As a result, MailTec will train its employees to assure coding accuracy and to assist in identifying customer opportunities.

The types of flat mail that qualify for MailTec's services are annual reports, booklets, brochures, CD's, course materials, college correspondence, directories, enrollment packets, financial-aid information, insurance benefits, license plates, media quides, t-shirts and videos.

MailTec will offer a highly secure solution for sensitive mailing materials. MailTec's expedited mail service includes bonded drivers, and sealed, security-tagged containers. Each flat receives its own identification number and does not enter a US Postal Facility until the end of the process, when MailTec can provide confirmation of induction and final delivery.

We intend for the savings in postage costs to the customer to only begin the list of benefits offered through MailTec expedited services. Accountability of business communication remains the first priority for the customer and MailTec is committed to the continuous development of value-added services not available through traditional mailing methods.

Other benefits will include:
   -  Flexible pick-up schedules
   -  Bonded transportation professionals
   -  Address verification and correction
   -  Secured processing environment
   -  Progressive tracking to USPS destination facilities
   -  Return Endorsements
   -  Transportation networks
   -  Enhanced disaster recovery capabilities
   -  Proprietary manifest software
   -  Advanced technology
   -  Customized reporting
   -  Coast-centered billing
   -  Web access to shipping data

MailTec will have a web-based management and tracking reporting system providing the customer quick access to their shipment data, allowing them to access the reports necessary for high volume distribution management. Samples of available data include processing dates, piece counts, weights, postage, savings, distribution type, and destination locations. These reports are available in both summary and detail formats. Our ability to track an individual piece of mail by a unique identification number serves as a powerful tool for customer service departments, allowing for immediate access to the status of a current shipment, eliminating costly duplicate mailings.

MailTec intends to place its highest priority on the development of an extensive regional ground transportation network, ensuring the customer the most direct induction into the USPS destination facility. MailTec intends to become a recogni zed "National Account" of the United States Postal Service, Business Partner Segment. Upon notification application to the USPS, MailTec can drop ship nationally as well as locally to all USPS facilities in the continental U.S. and Hawaii. MailTec will be required to make a deposit to the USPS for estimated postal costs for the next 90 days.

MailTec Process.

MailTec will offer flexible and multiple pick-up schedules to accommodate the customer's daily work-shift requirements. A team of drivers will be compelled to adhere to a high level of service standards and operating procedures.

MailTec will receive its product in a secured mailing facility located in Denver, Colorado. Upon induction, the mail is staged and segregated for immediate processing. Each piece will be weighted, addresses are verified, assigned a company tracking number through a proprietary manifest system and the indicia are applied. Once the mail will enter MailTec's system, the primary sorter will segregate the mail according to zip codes and then prepare it for USPS induction.

MailTec will utilize regional airlines, UPS, Federal Express and Airborne Express to forward our mail to zip codes out of our region and will require significant quantities of gasoline, diesel fuel and jet fuel for aircraft and delivery vehicles. MailTec has no oral or written transportation arrangements. We will pay in advance for any services utilized. MailTec will pay for the transportation expenses from the revenues received for our services in regards to those packages. We therefore will be exposed to commodity price risk associated with variations in the market price for petroleum products. Competitive and other pressures may prevent us from passing these costs on to our customers. We cannot assure you that their supply of these gasoline products will continue uninterrupted, that rationing will not be imposed or that the prices of, or taxes on, these products will not increase significantly in the future. Increases in prices that we are unable to pass on to our customers will adversely affect our results of operations

After initial processing and sorting at MailTec's processing facility, mail for distribution is inventoried, containerized and sealed in specially designed MailTec transportation containers. At this point, each container is assigned a tracking number from the entity (UPS, FedEx, etc) transporting to the nearest USPS facility as well the status of the product may be monitored at any time. MailTec's regional ground network ensures that the mail received at the facility is transported and inducted into the appropriate USPS destination facility within 12 to 24 hours. As part of the USPS program, MailTec will be subject to stringent requirements, which are audited at the site of sorting and verified at each USPS Destination Facility.

As part of MailTec's service, security measures have been developed by senior management and will remain standard operating procedure relative to the transport of products via ground and air cargo services.

For highly sensitive material, MailTec will provide bonded drivers and containers that can be sealed and security tagged; ensuring that products inbound to MailTec's facility will not be disturbed and that any tampering will be immediately detected. MailTec will assign an identification number to each individual piece entering the system. Once accumulated, mail is securely containerized, sealed and assigned a tracking number in the transport system before delivery to MailTec's facility. All personnel who have contact with MailTec's processed products will have been subject to rigorous screening that includes background and criminal checks.

Location and Facility.

MailTec's facility will be located within Metro-Denver. The facility has not yet been identified. The facility will consist of a building of approximately 4,000 square feet, which will be needed for mail sorting. The facility will be filled with different sorting bins that will be differentiated by the last three digits of zip codes. The location, to be determined, will not affect the amount of business as long as the facility is established within the metro vicinity.

Equipment and Software.

Until MailTec's mail handling exceeds 2,000 pieces per day, MailTec will only need two personal computers, a scale and a small printer. The software that MailTec will purchase will provide address verification and correction, tracking and on-line reporting.

Market Overview and Strategy.

The flat mail market segment continues to be a main revenue contributor within the mail industry. According to the USPS Flats Summit, flat mail represents 25% of total mail volume. Flats amounted to 51.6 billion pieces delivered last year worth $14.6 billion to the USPS in revenue. (USPS Annual Report). The entities that send the flat mail that make up this market segment will be our target market.

Management is of the opinion that society has become very centered upon speed, accountability and affordability, which is also evident in the business world. Based on in-house study, management believes that without the mail industry, millions of customers would not be reached and would ultimately be lost. However, obtaining market share will be difficult because MailTec must prove that we are timely, accountable and affordable and customers may be hesitant to initially try a new company. Therefore, MailTec must prove to customers through consistent measures that we will
   -   deliver in 2 to 5 days nationwide,
   -   save customers up to 30% off First-Class postage,
   -   provide flexible pick up schedules,
   -   have thorough customer tracking,
   - have content assurance using variable weight manifesting to weigh each piece individually, and
   - perform custom mail prep at our processing center locally located in Denver, Colorado.

MailTec marketing strategy will be to obtain the highest standards of customer satisfaction, and as a result will gain customer confidence and loyalty.

Customer Profile

MailTec's customers will consist of anyone who desires the need for reliable and affordable mail expediting. The majority of the business will come from:
   -   large companies,
   -   financial institutions,
   -   colleges,
   -   government agencies,
   -   insurance companies,
   -   travel agencies,
   -   doctors' offices etc.;

whom may need to mail material such as:
   -   annual reports,
   -   booklets,
   -   brochures,
   -   CD's,
   -   course materials,
   -   correspondence,
   -   directories,
   -   enrollment packets,
   -   license plates,
   -   media guides,
   -   proxy materials
   -   t-shirts, and
   -   videos, etc.

As of the date of this prospectus, MailTec will be the city's only local processing facility. The major benefit of this is that MailTec will essentially have a one to two-day head start over its competition that may need up to two days to reach their processing facilities.

Advertising & Promotion

MailTec will establish itself in the Denver market by using a variety of marketing programs to successfully introduce MailTec to customers. The primary marketing tool will be the development of our Website. The Website will allow customers to visit with MailTec and learn about the services, prices, benefits, and operating procedures. The Website will also inform customers how to contact MailTec.

Other forms of marketing will be established through promotional brochures, which again will introduce MailTec and explain the services and benefits offered. MailTec will also pursue direct mailing to viable businesses that may use MailTec's services. Another marketing tool will be the visibility of MailTec's delivery trucks that will increase customer awareness.

Competition

MailTec has several main competitors.  These competitors include
UPS/RMX, Federal Express Corporation, DHL and Airborne Express.
However, none of these competitors have a processing facility located in Denver, Colorado.

Management believes that MailTec can compete based on the restriction of our business activity to the local area. MailTec intends to keep overhead costs down to compete at lower rates by processing local business locally.

In order to compete effectively, we may need to expend significant internal resources for marketing to increase our market share.

The above-described companies may have a competitive advantage because they have greater access to content, maintain billing relationships with more customers and have access to established distribution networks.

These companies have an established customer base and instant market recognition. These competitors have greater access to the consumer. For the year ended February 28, 2004, Federal Express had revenues of $17,383,000,000. For the year ended December 31, 2004, United Parcel Service had total revenue of $36,582,000,000. We have not yet generated any revenue from our business model compared to significant revenue generated by these competitors.

If new competitors seized our product ideas and e-commerce business model and produced competing web sites with similar product matrixes, our ability to generate revenue would be negatively affected.
Additionally, these new competitors could be better capitalized and capture a larger market share of our intended market.

Employees

W. Ross C. Corace, an officer and director is currently our only employee. Additionally employees will be hired as funds allow. In the immediate future, MailTec will hire a general manager and a sorter.

Reports to Security Holders
After this offering, we will become a fully reporting company under the requirements of the Exchange Act, and we will file the necessary quarterly and other reports with the Securities and Exchange Commission. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 450 Fifth Street,
N. W., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public
Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates.

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.


ITEM 2.  PROPERTIES.

We lease our office space at Newport Plaza Office Building, 4105 East Florida Avenue, Suite 208, Denver, Colorado on an annual basis at a monthly rate of $500 from a non-affiliate commencing October 1, 2005. Our office space consists of 645 square feet.

We will maintain a secured mailing facility in Denver, CO. MailTec is currently in the beginning stages of identifying appropriate space.

The real property utilized by MailTec is in good condition, adequate for present operations and adequately covered by insurance. We also maintain insurance coverage for commercial general liability including blanket contractual liability, tenant's legal liability, non-owned automobile, and cross liability coverage.


ITEM 3.  LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended March 31, 2006, no matters were submitted to a vote of MailTec, Inc. security holders, through the solicitation of proxies.

                  PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.  The Corporation has not yet begun trading publicly
on the NASD Over the Counter Bulletin Board on under the symbol "    ".

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of June 30, 2006, the number of holders of Corporation's common stock is 6.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

The demand for our services would be negatively affected by any reduction in the discounts provided by the USPS for volume, weight and sorting of mail. Additionally, increased costs of carriers such as Federal Express and UPS could negatively affect our operations.

Investing Activities

For the year ended March 31, 2006, MailTec had an increase in deposits of $500 resulting in net cash used in investing activities of $500.

For the year ended March 31, 2005, MailTec purchase fixed assets of $400 resulting in net cash used in investing activities of $400.

Financing Activities

For the year ended March 31, 2006, MailTec received proceeds from officer/director advances of $60,450 and repaid the total amount of
those advances.   Additionally, MailTech repaid notes payable of
$28,932.   As a result, MailTec had net cash used in financing
activities of $28,932 for the year ended March 31, 2006.

For the year ended March 31, 2005, MailTec received proceeds from the issuance of common stock of $8,000 and preferred stock of $2,000. MailTec paid a dividend on preferred stock of $225. MailTec received contribution of certificates of deposit to capital of $50,000 for the year ended March 31, 2006. For the year ended March 31, 2006, MailTec received proceeds from officer/director advances of $36,735 and repaid the total amount of those advances. For the year ended March 31, 2005, MailTec received proceeds from subscriptions receivable of $25,000.
For the year ended March 31, 2005, MailTec had net cash provided by financing activities of $322,775.

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

Results of Operations

We are a development stage company and have not yet commenced operations. For the year ended March 31, 2006, we did not receive any revenues and had operating expenses of $104,903 which consisted of selling, general and administrative expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete the recent registration statement.
Comparatively, MailTec had operating expenses of $284,053 for the year ended March 31, 2005. For the year ended March 31, 2005, our operating expenses consisted of stock compensation expense ? general and administrative of $45,109 and selling, general and administrative of $133,891.

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

Recent Prouncements. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending March 31, 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending March 31, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 ? ?Accounting for Certain Hybrid Financial Instruments?an amendment of FASB Statements No. 133 and 140?

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, ?Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.?

This Statement:
a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 ? ?Accounting for Servicing of Financial Assets?an amendment of FASB Statement No. 140?

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This
Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity?s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that MailTec will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. MailTec is in the development stage and has incurred ($305,656) of losses since inception and has negative cash flows from operations. The future of MailTec is dependent upon our ability to reach our milestones, obtain additional equity financing and upon future successful development and marketing of MailTec's services.

Failure to reach the milestones discussed above or secure additional financing, if any, may result in MailTec?s inability to continue as a going concern.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures. W. Ross C. Corace, the Chief Executive Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended March 31, 2006 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 31, 2006 (the evaluation date).

There have not been any significant changes in the internal controls of the Corporation or other factors that could significantly affect internal controls relating to the Corporation since the evaluation date.

             PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The directors, executive officers and significant employees are as follows:

Name                     Age        Positions Held         Since

W. Ross C. Corace        64        President, CEO, CFO   Inception
                                     Director            to present

Steven S. Martella       43        Secretary/Director   June 23, 2005
                                                          to present

Kenneth D. Barrett       46           Director          June 23, 2005
                                                       	   to present

W. Ross C. Corace.

Mr. Corace has been an officer and director of MailTec since inception. Mr. Corace was semi-retired, managing his own financial affairs, from September 2000 until February 2004. Mr. Corace was an officer of Oakwood Enterprises Corp., a company from October 10, 2000 to September 30, 2003. Mr. Corace was an officer and director of Makepeace Capital Corp., a publicly held company engaged in home improvement sales from
1997 until its change of control in August 2000.   During the last year
of Mr. Corace?s presidency, Makepiece Capital had revenues of $0.00 and a net loss of $(223,682). Mr. Corace was an officer and director of RC Capital, Inc., a construction products company from July 1997 until it merged into Makepeace in July 1998. From January 1981 to June 1997, Mr. Corace was an officer of Foxmoor Industries, Ltd., a publicly held corporation in the business of purchasing and selling home improvement contracts from December 1981 until it was purchased by General Pacific Corp. in June 1997. Mr. Corace received a BBA degree in business administration from Ohio University in 1963.

Steven S. Martella.

 Steven S. Martella has been secretary and a director of MailTec since
June 23, 2005.   In 1981, Mr. Martella joined the U.S. Postal Service
as a management trainee and received his On-The-Job Instructor
Certification.   Over a 17-year period of time through 1998, Mr.
Martella held several management positions with the U.S. Postal
Service.   In the position of supervisor, Mr. Martella managed the
operations at the U.S. Postal Service Airline Mail Handling Facility at Stapleton Airport and DIA preparing shipments to be placed on domestic airlines. In that capacity, Mr. Martella trained personnel in equipment and computer operations and in construction of containers for shipping. Mr. Martella coordinated the movement of mail with the airlines. While with the U.S. Postal Service, Mr. Martella obtained his real estate broker's license. From 1998 to present, Mr. Martella has been with Ultimate Realty responsible for sales and administrative operations.

Kenneth D. Barrett.

Mr. Barrett has been a director of MailTec since June 23, 2005. From December 2000 to October 2004, Mr. Barrett was employed by General Motors Saturn Division as a sales/leasing consultant. Mr. Barrett was employed by the U.S. Postal Service in numerous capacities from June 1982 to December 2000. During his tenure at the U.S. Postal Service, Mr. Barrett occupied numerous management positions such as supervisor, mails and delivery; superintendent station/branch operations; superintendent, support services, manager, customer services and operations support specialist. Among Mr. Barrett's duties, were included special assignments in training and auditing. From October 2003 to present, Mr. Barrett has also worked as a mail carrier for the U.S. Postal Service.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

ITEM 10.  EXECUTIVE COMPENSATION

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

The following shows the annual salaries, bonuses and stock options for our executive officers for the years ended March 31, 2006 and 2005:

-------------------------------------------------------------------------------------------------------------------------+
                                             SUMMARY COMPENSATION TABLE
+----------------------------------------------------------------+--------------------------------------------------------+
|                                                                | Long-Term Compensation                                 |
+----------------------+-----------------------------------------+------------------------------+-------------------------+
|                      | Annual Compensation                     | Awards                       | Payouts                 |
+----------------------+---------+-----------+-------------------+-----------+------------------+-------------------------+
|(a)        |   (b)    | (c)     |   (d)     | (e)               | (f)       |  (g)             |  (h)       (i)          |
+-----------+----------+---------+-----------+-------------------+-----------+------------------+----------+--------------
|           |          |         |           | Other             |Restricted | Securities       |          |              |
|Name and   |          | Annual  |   Annual  | Annual            |Stock      | Underlying       |LTIP      | All Other    |
|Principal  | Fiscal   | Salary  |   Bonus   | Compensation      |Awards     | Options/SARs     |Payouts   | Compensation |
|Position   |  Year    | ($)     |   ($)     | ($)               |($)        | (#)              |($)       | ($)          |
+-----------+----------+---------+-----------+-------------------+-----------+------------------+----------+--------------+
|W. Ross
  C. Corace|  2006             -        -            -                  -            -                 -           -
| (1)         2005       $97,135        -            -                  -            -                 -           -
|CEO, CFO
+-----------+----------+---------+-----------+-------------------+-----------+------------------+----------+--------------+
|Steven S.  |  2006           -         -            -                  -            -                 -           -
|Martella,(2)  2005        na         na            na                na             na             na            na
|CFO
+-----------+----------+---------+-----------+-------------------+-----------+------------------+----------+--------------+

(1) Mr. Corace's aggregate restricted stock holdings at the end of the last completed fiscal year were 1,500,000 common shares with a value of $10,000. All 1,500,000 common shares have a rule 144 restrictive legend.

(2) Mr. Martella's aggregate restricted stock holdings at the end of the last completed fiscal year were 0 common shares with no value.

Option/SAR Grants in Last Three Fiscal Years

                            Individual Grants
---------------------------------------------------------------------------------
(a)                (b)                (c)                 (d)                (e)
                Number of
                Securities         % of Total
                Underlying         Options/SARs
                Options/           Granted to
                SARs               Employees in      Exercise or Base     Expiration
Name            Granted(#)         Fiscal Year       Price ($/Sh)            Date
W. Ross C.
  Corace           -                     -                -                    -

Steven S. Martella -                     -                -                    -

 (1)All of the above options/SARs granted were exercisable based on 50% of such options exercisable after the first anniversary date in which they were awarded with the balance exercisable after the second anniversary date.

Option/SAR Grants in Last Fiscal Year

 (a)               (b)                (c)                 (d)                (e)
                                                      Number of
                                                      Securities         Value of
                                                      Underlying         Unexercised
                                                      Unexercised        In-the-Money
                                                      Options/SARs       Options/SARs
                                                      FY-End(#)          FY-End($)
                Shares Acquired                       Exercisable/       Exercisable/
Name            on Exercised(#)   Value Realized($)   Unexercisable      Unexercisable
--------------------------------------------------------------------------------------
-
W. Ross C.
  Corace               -                 -                  -                    -

Steven S. Martella     -                 -                  -                    -

The blank tables are intentional.   No grants required to be
disclosed have been made.

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of June 30, 2006, the number and percentage of outstanding shares of MailTec common stock owned by
(i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of                     Common Stock        % Class Owned       % Class Owned
Beneficial Owner          Beneficially Owned   before offering      after offering
W. Ross C. Corace            1,500,000             92.25%               46.94%
1570 South York Street
Denver, Colorado 80210

Steven S. Martella                   0               0.00%               0.00%
7268 Secrest Court
Arvada, Colorado 80007

Kenneth D. Barrett                   0               0.00%               0.00%
8965 S. Holland Way, #104
Littleton, Colorado 80128

Officers & Directors
  As a Group (3 Persons)     1,500,000              92.25%              46.94%

Percentages are based upon 1,651,064 issued and outstanding as of June 30, 2006.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan Guarantee.   During the year ended March 31, 2005, MailTec entered
into a $138,000 loan agreement. The agreement provides for a $138,000 loan with a maturity of February 1, 2010, with interest at Wall Street Journal Prime Rate plus 1.75 percent. Payments of principal and interest are $2,941 per month for 58 months, commencing May 1, 2005. The loan is secured by the assets of MailTec and is guaranteed by W. Ross C. Corace, an officer and director.

During the year ended March 31, 2006, W. Ross C. Corace, an officer and director of MailTec advanced $60,450 to MailTec and was paid $60,450.

During the year ended March 31, 2005, W. Ross C. Corace, an officer and director of MailTec advanced $36,375 to MailTec and was repaid $36,375. Mr. Corace received $97,135 in the form of compensation.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm          17
Balance Sheet                                                    18
Statements of Operations                                         19
Statement of Changes in Stockholders' (Deficit)                  20
Statements of Cash Flows                                         22
Notes to Financial Statements                                    24

Schedules Omitted:    All schedules other than those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
MailTec, Inc.

We have audited the accompanying balance sheet of MailTec, Inc. (a development stage company) as of March 31, 2006, and the related statements of operations, stockholders' (deficit), and cash flows for the years ended March 31, 2005 and 2006, and the period inception (February 9, 2004) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MailTec, Inc. (a development stage company) as of March 31, 2006, and the results of its operations, and its cash flows for the years ended March 31, 2005 and 2006 and from inception (February 9, 2004) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders? deficit. These factors raise substantial doubt about the Company?s ability to continue as a going concern. Management?s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
July 7, 2006

                             MAILTEC INC.
                    (A Development Stage Company)
                             Balance Sheet
                            March 31, 2006

                                Assets
Current Assets
  Cash                                                     $   41,296
                                                           ----------
    Total current assets                                       41,296
                                                           ----------
Property and equipment, net                                     3,275
                                                           ----------

Deposit                                                           500
                                                           ----------
                                                           $   45,071
                                                           ==========

                  Liabilities & Stockholders' (Deficit)

Current Liabilities
  Current portion of long term debt                            38,366
  Accounts payable                                              5,775
                                                           ----------
    Total current liabilities                                  44,141
                                                           ----------
Long term debt                                                170,702
                                                           ----------

Stockholders' (Deficit)
  Preferred stock, $.001 par value, 4,000,000 shares
   authorized, none issued or outstanding                           -
  Common Stock, $.001 par value; 10,000,000 shares
   authorized, 1,651,064 issued and outstanding                 1,651
  Additional paid in capital                                  134,233
  (Deficit) accumulated in the development stage             (305,656)
                                                           ----------
                                                             (169,772)
                                                           ----------
                                                           $   45,071
                                                           ==========





The accompanying notes are an integral part of the financial statements.

                             MAILTEC INC.
                    (A Development Stage Company)
                       Statements of Operations
                    Years Ended March 31, 2006 and 2005

                                      Years Ended         Inception to
                                  March 31,    March 31,    March 31,
                                    2006         2005         2006
                                 ----------   ----------   ----------
Revenues                         $        -   $        -   $        -
                                 ----------   ----------   ----------
Operating Expenses
  Stock compensation expense -
   general and administrative             -       45,109       45,109
  Selling, general and
   Administrative                   104,893      133,891      238,944
                                 ----------   ----------   ----------
                                    104,893      179,000      284,053
                                 ----------   ----------   ----------
Operating (loss)                   (104,893)    (179,000)    (284,053)
                                 ----------   ----------   ----------

Other income (expense)
  Interest expense                  (20,349)      (1,254)     (21,603)
                                 ----------   ----------   ----------
Net (loss)                         (125,242)    (180,254)    (305,656)
                                 ----------   ----------   ----------

Preferred stock dividends paid            -         (225)        (225)
                                 ----------   ----------   ----------
Net (loss) available to common
 stockholders                    $ (125,242)  $ (180,479)  $ (305,881)
                                 ==========   ==========   ==========

Per share information - basic and diluted:
Weighted Average Number of Common
 Shares Outstanding               1,546,086    1,500,080    1,540,148
                                 ==========   ==========   ==========

Per share information
  Basic and diluted (loss)
  Per common share              $    (0.08)   $     (.12)
                                ==========    ==========

Weighted average shares
  Outstanding                    1,651,064     1,546,086
                                 =========     =========



The accompanying notes are an integral part of the financial statements.

                             MAILTEC INC.
                    (A Development Stage Company)
                 Statement of Stockholders' (Deficit)
           Period From Inception (February 9, 2004) to March 31, 2006

                                             Common Stock             Preferred Stock
                                          Shares       Amount       Shares       Amount
                                       ----------   ----------   ----------   ----------
Balance, February 9, 2004 (Inception)           -   $        -            -   $        -

Shares subscribed by founder at
 inception at $.007 per share           1,500,000        1,500            -            -
Fixed assets contributed to capital             -            -            -            -
Preferred stock issued for cash
   at $1.00 per share                           -            -        1,000            1
Common stock subscribed
   at $.75 per share                       20,000           20            -            -

Net (loss)                                      -            -            -            -
                                       ----------   ----------   ----------   ----------
Balance, March 31, 2004                 1,520,000        1,520        1,000            1

Preferred stock issued for cash
   at $1.00 per share                           -            -        2,000            2
Cash received for common stock
   subscriptions                                -            -            -            -
Dividends paid on preferred stock               -            -            -            -
Common stock issued for cash
   at $.32 per share                       30,000           30            -            -
Conversion of preferred stock to common
   stock                                    3,000            3       (3,000)          (3)
Shares issued for financial services
   at $.46 per share                       25,000           25            -            -
Shares issued for administrative
   services at $.46 per share              73,064           73            -            -
Contribution of certificate of deposit
   to capital                                   -            -            -            -

Net (loss)                                      -            -            -            -
                                       ----------   ----------   ----------   ----------
Balance, March 31, 2005                 1,651,064   $    1,651            -   $        -
                                       ==========   ==========   ==========   ==========
Net (loss)                                      -            -            -            -
                                       ----------   ----------   ----------   ----------
Balance, March 31, 2006                 1,651,064   $    1,651   $        -   $        -
                                       ==========   ==========   ==========   ==========


The accompanying notes are an integral part of the financial statements.



                             MAILTEC INC.
                    (A Development Stage Company)
            Statement of Stockholders' (Deficit) CONTINUED
     For the Period February 9, 2004 (Inception) to March 31, 2005

                                                                  (Deficit)      Total
                                                    Additional  accumulated in   Stock-
                                      Subscription    Paid-In   the development holders?
                                       Receivable     Capital       stage      (Deficit)
                                       ----------   ----------    ----------  ----------
Balance, February 9, 2004 (Inception)  $        -   $        -   $        -   $        -

Shares subscribed by founder at
 inception at $.007 per share             (10,000)       8,500            -            -
Fixed assets contributed to capital             -        5,000            -        5,000
Preferred stock issued for cash                 -          999            -        1,000
Common stock subscribed
   at $.75 per share                      (15,000)      14,980            -            -

Net (loss)                                      -            -         (160)        (160)
                                       ----------   ----------   ----------   ----------
Balance, March 31, 2004                   (25,000)      29,479         (160)       5,840

Preferred stock issued for cash
   at $1.00 per share                           -        1,998            -        2,000
Cash received for common stock
 subscriptions                             25,000            -            -       25,000
Dividends paid on preferred stock               -         (225)           -         (225)
Common stock issued for cash
   at $.32 per share                            -        7,970            -        8,000
Conversion of preferred stock to common
 stock                                          -            -            -            -
Shares issued for financial services
   at $.46 per share                            -       11,475            -       11,500
Shares issued for administrative services
   at $.46 per share                            -       33,536            -       33,609
Contribution of certificate of deposit
 to capital                                     -       50,000            -       50,000

Net (loss)                                      -            -     (180,254)    (180,254)
                                       ----------   ----------   ----------   ----------
Balance, March 31, 2005                $        -   $  134,233   $ (180,414)  $  (44,530)
                                       ==========   ==========   ==========   ==========

Net (loss)                                      -            -            -            -
                                       ----------   ----------   ----------   ----------

Balance, March 31, 2006                $        -   $  134,233   $ (305,656)  $ (169,722)
                                       ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements.

                             MAILTEC INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
 Year Ended March 31, 2005, February 9, 2004 (Inception) to
   March 31, 2004, and February 9, 2004 (Inception) to March 31, 2005

                                                     Years Ended          Inception to
                                                  March 31,    March 31,    March 31,
                                                    2006         2005         2006
                                                 ----------   ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)                                      $  (125,242)  $ (180,254)  $ (305,656)
Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
  Depreciation and amortization                       1,000          965        2,125
  Non-cash stock compensation                             -       45,109        45,109
  Changes in assets and liabilities:
    (Increase) decrease in
       accounts receivable                            1,500       (1,500)            -
    Increase (decrease) in accounts
       payable                                        4,521        1,254         5,775
                                                 ----------   ----------    ----------
       Total adjustments                              7,021       45,828        53,009
                                                 ----------   ----------    ----------
  Net cash (used in) operating activities          (118,221)    (134,426)     (252,647)
                                                 ----------   ----------   ----------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets                                  -         (400)        (400)
Increase in deposits                                   (500)           -         (500)
                                                 ----------   ----------   ----------
  Net cash (used in) investing activities              (500)        (400)        (900)
                                                 ----------   ----------   ----------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                    -        8,000        8,000
Proceeds from issuance of preferred stock                 -        2,000        3,000
Payment of dividend on preferred stock                    -         (225)        (225)
Contribution of certificate of deposit to capital         -       50,000       50,000
Proceeds from officer/director's advances            60,450       36,735       97,185
Payments on officer/director's advances             (60,450)     (36,735)     (97,185)
Proceeds from note payable                                -      238,000      238,000
Proceeds from subscriptions receivable                    -       25,000       25,000
Repayment of notes payable                          (28,932)           -      (28,932)
                                                 ----------   ----------   ----------
  Net cash provided by investing activities         (28,932)     322,775      294,932
                                                 ----------   ----------   ----------
Increase (decrease) in cash                        (147,653)     187,949       41,296
Cash - beginning of period                          188,949        1,000            -
                                                 ----------   ----------   ----------
Cash - end of period                             $   41,296   $  188,949   $   41,296
                                                 ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements.

                             MAILTEC INC.
                    (A Development Stage Company)
                  Statements of Cash Flows
                    Year Ended March 31, 2006 and 2005
     And The Period From Inception (February 9, 2004) to March 31, 2006

                                                       Years Ended         Inception to
                                                  March 31,    March 31,    March 31,
                                                    2006         2005         2005
                                                 ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES
  Cash paid for interest                         $   21,603   $        -   $   21,603
  Cash paid for income taxes                     $        -   $        -   $        -


Non-cash Investing and Financing Activities
Contribution of fixed assets to capital          $        -   $        -   $    5,000
Common stock subscriptions                       $        -   $        -   $   25,000
                                                 ==========   ==========   ==========
Conversion of preferred stock to common stock    $        -   $    3,000   $    3,000



The accompanying notes are an integral part of the financial statements

MAILTEC, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MailTec, Inc. (the Company) was incorporated in the State of Nevada on February 9, 2004 and has been in the development stage since its inception. The Company purpose is to raise capital and debt to develop a mail services business. The Company has selected March 31 as its fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews those estimates, including those related to allowances for doubtful accounts, loss contingencies for litigation, income taxes, and projection of future cash flows used to assess the recoverability of long-lived assets.

Reclassifications

Certain amounts presented in the previous year?s financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Furniture and Fixtures

Furniture and fixtures are stated at cost and are being depreciated using the straight-line method over the assets? estimated economic lives of 5 to 7 years. Property and equipment consists of office furniture and equipment with a cost of $5,400 less accumulated depreciation of $2,125.


Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values

MAILTEC, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006

are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company?s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of March 31, 2006, management believes that there is no impairment of long-lived assets.

Revenue Recognition

Revenue from product sales are recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor fee is fixed or determinable, no further obligation exists and collectability is probable. Generally, title for these shipments passes on the date of shipment. Cost of products sold consists of the cost of raw materials and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires.

Revenue from services is recognized when service is completed.

Segment Information

The Company follows Statement of Financial Accounting Standards (SFAS) 131, ?Disclosure about Segments of an Enterprise and Related Information?. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Net (Loss) Per Common Share

The Company follows SFAS 128, ?Earnings Per Share?.  Basic earnings
(loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share

MAILTEC, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006


calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for stock options.

The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees? performance is complete.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion

MAILTEC, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006

be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending March 31, 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending March 31, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods'

MAILTEC, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006

financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 ? ?Accounting for Certain Hybrid Financial Instruments?an amendment of FASB Statements No. 133 and 140?

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, ?Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.?

This Statement:
a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

MAILTEC, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 ? ?Accounting for Servicing of Financial Assets?an amendment of FASB Statement No. 140?

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This
Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity?s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.


NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

MAILTEC, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended March 31, 2006, the Company incurred a net (loss) of ($125,242). At March 31, 2006, the Company had a working capital (deficit) of ($2,845) and stockholders? (deficit) of ($169,772). In addition, the Company has no revenue generating operations.

The Company?s ability to continue as a going concern is contingent upon its ability to obtain capital or be party to an acquisition agreement. The Company is reliant on advances from related parties to maintain operations and is currently seeking acquisition candidates and capital.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 3. STOCKHOLDERS' (DEFICIT)

Preferred Stock

The Company's Board of Directors has the authority to issue 4,000,000 shares of $0.001 par value preferred stock, in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions as shall be stated in the resolution or resolutions. In the period inception to March 31, 2004, 1,000 share of 10 percent convertible preferred stock were issued for $1,000. During the year ended March 31, 2005, an additional 2,000 shares were issued for $2,000. The combined 3,000 shares subsequently received dividend payments of $225. In January 2005, the 3,000 shares were converted into 3,000 shares of the Company?s common stock. No preferred stock is outstanding at March 31, 2006.

Common Stock

The Company's Board of Directors has the authority to issue 10,000,000 shares of $0.001 par value common stock. At inception 1,500,000 shares of common stock were subscribed for by the Company?s founder for $10,000. During the period inception to March 31, 2004, an investor subscribed for 20,000 shares for $15,000. During the year ended March 31, 2005, cash of $25,000 was received for these two subscriptions.

During the year ended March 31, 2005, 30,000 shares of commons stock were issued for cash of $8,000. 25,000 shares were issued for financial services valued at fair market value of $0.46 per share, $11,500. An

MAILTEC, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006

additional 73,064 shares were issued for administrative services valued at fair market value of $0.46 per share, $33,609. The total stock based compensation of $45,109 is reflected on the statement of operations.

The Company has filed a registration statement on Form SB-2 to register the following:
Up to a Maximum of 1,250,000 Common Shares, 73,064 Common Shares to be distributed to Shareholders of Oakwood Enterprises Corp. and 150,000 Common Shares on behalf of a selling security holder

The Company is registering 1,250,000 common shares for the aggregate offering price of $3,125,000 or $2.50 per common share.

Oakwood Enterprises Corp., an unaffiliated corporation, proposes to distribute as soon as practicable after the effective date of this registration statement as a dividend to its shareholders of record at the close of business on May 31, 2005, one common share for each 7.23 Oakwood common share held by each Oakwood shareholder on the record date.

The offering will commence on the effective date of this prospectus and will terminate on or before December 31, 2006. The selling security holder offering will commence on the termination of the primary offering and will terminate on or before December 31, 2007. The selling security holder who is an officer, director and principal shareholder of MailTec, will sell his common shares at prevailing market prices or privately negotiated prices.

Contributions to Capital

During the period inception to March 31, 2004, the Company?s founder contributed $5,000 of furniture, fixtures and equipment to the Company.

During the year ended March 31, 2005, the Company?s founder contributed a $50,000 certificate of deposit to the Company to secure a loan.


NOTE 4. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes?, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

MAILTEC, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

  Deferred tax assets (liabilities)
    Net operating loss carry forward                $  261,000
    Less valuation allowance                          (261,000)
                                                    ----------
  Net deferred tax asset                            $        -
                                                    ==========

The net operating loss of carryforward of approximately $261,000 will expire through 2026. The deferred tax asset has been fully reserved as of March 31, 2006. The primary difference between book and tax loss is stock compensation of $45,109. The change in the valuation allowance for the deferred tax asset during the year ended March 31, 2006 was $43,000.

NOTE 5. NOTES PAYABLE

During the year ended March 31, 2005, the Company executed a United States Small Business Administration loan agreement (?SBA?). The SBA agreement provides for a $100,000 loan with a maturity of March 8, 2012, with interest at Wall Street Journal Prime Rate plus 1.75 percent

Payments of principal and interest are $1,596 per month for 84 months. The loan is secured by business assets and a $50,000 certificate of
deposit.   During the year ended March 31, 2006, the certificate of
deposit matured and the funds were used for working capital purposes. Such use of the collateral without lender approval violates the security agreement.

During the year ended March 31, 2005, the Company entered into a $138,000 loan agreement. The agreement provides for a $138,000 loan with a maturity of February 1, 2010, with interest at Wall Street Journal Prime Rate plus 1.75 percent. Payments of principal and interest are $2,941 per month for 58 months, commencing May 1, 2005. The loan is secured by the assets of the Company and is guaranteed by the founder.

The two loans have the following maturities:

                                    Year        Amount
                                    ----        ------
                                    2007       $  38,366
                                    2008          41,711
                                    2009          46,159
                                    2010          47,981
                                    2011          17,233
                               Thereafter         17,618
                                               ---------
                                               $ 209,068
                                               =========

NOTE 6 RELATED PARTY TRANSACTIONS

During the year ended March 31, 2005, the founder of the Company advanced $36,375 to the Company and was paid $36,375. $97,135 was taken in the form of compensation.

During the year ended March 31, 2006, the founder of the Company advanced $60,450 to the Company and was paid $60,450.

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 ? 302 certification
  Exhibit 32 - 906 certification


 (B)    REPORTS ON FORM 8-K
    none

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $12,395 from Stark Winter Schenkein and Co., LLP for the 2006 and 2005 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Stark Winter Schenkein and Co., LLP for the 2006 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Stark Winter Schenkein and Co., LLP during fiscal 2006. The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Stark Winter Schenkein and Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    July 13, 2006

MailTec, Inc.

/s/W. Ross C. Corace
------------------------------
By: W. Ross C. Corace, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

MailTec, Inc.
(Registrant)
By: /s/W. Ross C. Corace                   Dated: July 13, 2006
    -----------------------
    W. Ross C. Corace
    Director, Chief Executive Officer
    Chief Financial Officer, Controller


By: /s/Steven S. Martella                  Dated: July 13, 2006
    -----------------------
    Steven S. Martella
    Director

By: /s/Kenneth D. Barrett                  Dated: July 13, 2006
    -----------------------
    Kenneth D. Barrett
     Director