Form 10QSB
period 2006-06-30
MailTec, Inc.
filed 2006-08-11
CIK 1335493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2006

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, June 30, 2006: Common Stock - 1,652,064

Transitional Small Business Disclosure Format (Check one):

Yes  [ X ]      No [   ]

 PART I -- FINANCIAL INFORMATION

MailTec, Inc.

Item 1. Financial Statements

Balance Sheet,
   June 30, 2006(unaudited)
Statements of Operations for the
   three months ended June 30, 2006 and 2005 and the period from inception (February 9, 2004) to June 30, 2006(unaudited)
Statements of Cash Flows for the
   three months ended June 30, 2006 and 2005 and the period from inception (February 9, 2004) to June 30, 2006(unaudited)
Notes to financial statements

                              MAILTEC, INC.
                      (A Development Stage Company)
                              Balance Sheet
                              June 30, 2006
                               (Unaudited)

                   ASSETS
                   ------

Current Assets
  Cash                                                     $    1,406
                                                           ----------
    Total current assets                                        1,406

Property and equipment, net                                     3,025

Deposit                                                           500
                                                           ----------
Total assets                                               $    4,931
                                                           ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current Liabilities
  Current portion of long term debt                        $   38,987
  Accounts payable                                                655
  Accrued interest payable                                      4,623
  Advances from officer                                         6,275
                                                           ----------
    Total current liabilities                                  50,540

Long term debt                                                166,056

Stockholders' equity:
  Preferred stock, $.001 par value, 4,000,000 shares
   authorized, none issued or outstanding                           -
  Common stock, $.001 par value, 10,000,000 shares
   authorized, 1,652,064 shares issued and outstanding          1,652
  Additional paid in capital                                  136,732
  (Deficit) accumulated in the development stage             (350,049)
                                                           ----------
                                                            (211,665)
                                                           ----------
                                                           $    4,931
                                                           ==========





See accompanying notes to financial statements.

                              MAILTEC, INC.
                     (A Development Stage Company)
                        Statements of Operations
               Three Months Ended June 30, 2006 and 2005
   And The Period From Inception (February 9, 2004) to June 30, 2006
                               (Unaudited)

                                                             Inception
                                     Three Months Ended         To
                                          June 30,            June 30,
                                     2006         2005         2006
                                  ----------   ----------   ----------
Operating Expenses
  Stock compensation expense ?
   general and administrative     $        -   $        -   $   45,109
  Selling, general and
   administrative                     39,011       35,291      272,181
                                  ----------   ----------   ----------
                                      39,011       35,291      317,290
                                  ----------   ----------   ----------

Operating loss                       (39,011)     (35,291)    (317,290)

Other income (expense)
  Interest expense                    (5,381)      (1,782)     (26,984)
                                  ----------   ----------   ----------
Net (loss)                        $  (44,393)  $  (37,073)  $ (344,274)
                                  ==========   ==========   ==========


Per share information:
  Basic and diluted (loss)
   per common share               $    (0.03)  $    (0.02)
                                  ==========   ==========
  Weighted average shares
   outstanding                     1,651,731    1,651,064
                                  ==========   ==========





See accompanying notes to financial statements.

                              MAILTEC, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
              Three Months Ended June 30, 2006 and 2005
  And The Period From Inception (February 9, 2004) to June 30, 2006
                               (Unaudited)

                                               Three Months Ended      Inception to
                                                     June 30,          June 30,
                                                 2006         2005         2006
                                              ----------   ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)                                    $  (44,393)  $  (37,073)  $ (350,049)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                    250          250        2,375
    Services contributed by officer                3,000            -        3,000
    Non-cash stock compensation                        -            -       45,109
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable         -        1,500            -
    Increase (decrease) in accounts payable       (5,120)           -          655
    Increase (decrease) in accrued interest        4,623            -        4,623
                                              ----------   ----------   ----------
      Total adjustments                            2,753        1,750       55,762

  Net cash (used in) operating activities        (41,639)     (35,323)    (294,286)

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of fixed assets                              -            -         (400)
 Increase in deposits                                  -            -         (500)
                                              ----------   ----------   ----------
  Net cash (used in) investing activities              -            -         (900)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock           2,500            -       10,500
  Proceeds from issuance of preferred stock            -            -        3,000
  Payment of dividend on preferred stock               -            -         (225)
  Contribution of certificates of deposit
   to capital                                          -            -       50,000
  Proceeds from officer/director advances         14,000       20,660      111,185
  Repayment of officer/director advances         (10,725)     (20,660)    (107,910)
  Proceeds from notes payable                          -            -      238,000
  Proceeds from subscriptions receivable               -            -       25,000
  Repayment of notes payable                      (4,025)      (2,965)     (32,957)
                                              ----------   ----------   ----------
    Net cash provided by financing activities      1,750       (2,965)     296,593

Increase (decrease) in cash                      (39,889)     (38,288)       1,406
Cash and cash equivalents, beginning of period    41,296      188,949            -
                                              ----------   ----------   ----------
Cash and cash equivalents, end of period      $    1,406   $  150,661   $    1,406
                                              ==========   ==========   ==========

See accompanying notes to financial statements.

                              MAILTEC, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
              Three Months Ended June 30, 2006 and 2005
  And The Period From Inception (February 9, 2004) to June 30, 2006
                               (Unaudited)

                                              Years Ended      Inception to
                                                June 30,          June 30,
                                           2006         2005        2006
                                          ------------------   -------------
Supplemental cash flow information:
   Cash paid for interest                 $  21,603  $       -    $  21,603
   Cash paid for income taxes             $       -  $       -    $       -

Non-cash Investing and Financing
  Activities
Contribution of fixes assets to
  capital                                 $       -  $       -    $   5,000
Common stock subscriptions                $       -  $       -    $  25,000
Conversion of preferred stock to
  common stock                            $       -  $   3,000    $   3,000




See accompanying notes to financial statements

                             MAILTEC, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                             June 30, 2006
                              (Unaudited)

(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (?GAAP?) for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of March 31, 2006 and the years ended March 31, 2006 and 2005 including notes thereto included in the Company?s annual filing on Form 10KSB.


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


(3)  Advances From Officer

During the period ended June 30, 2006 an officer performed administrative services for the Company with a fair value of $3,000 which amount as been added to the officer?s advance account with the Company.


(4)  Long-term Debt

During the year ended March 31, 2005, the Company executed a United States Small Business Administration loan agreement. The SBA agreement provides for a $100,000 loan with a maturity of March 8, 2012, with interest at Wall Street Journal Prime Rate plus 1.75 percent.

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

During May 2006, the Company suspended payment on the notes in anticipation of a refinancing agreement. The Company has not received notice of default from either lender and expects the temporary lapse in payment will be cured in the subsequent quarter. The Company has continued the accrual of interest on the notes.


(5)  Stockholders? (Deficit)

During May 2006, the Company issued 1,000 shares of common stock for cash proceeds of $2,500.


(6)  Going Concern

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

Investing Activities

For the three months ended June 30, 2006 and 2005, MailTec did not pursue any investing activities.

Financing Activities

For the three months ended June 30, 2006, MailTec received proceeds from officer/director advances of $14,000 and repaid $10,725 of those advances. Additionally, MailTech repaid notes payable of $4,025. As a result, MailTec had net cash provided by financing activities of $1,750 for the three months ended June 30, 2006.

For the three months ended June 30, 2005, MailTec received proceeds from officer/director advances of $20,660 and repaid the total amount of those advances. Additionally, MailTech repaid notes payable of $2,965. As a result, MailTec had net cash used in financing activities of $2,965 for the three months ended June 30, 2005.

During the year ended March 31, 2005, MailTec executed a United States Small Business Administration loan agreement. The SBA agreement provides for a $100,000 loan with a maturity of March 8, 2012, with interest at Wall Street Journal Prime Rate plus 1.75 percent

Our cash flow will be reduced by the payments of principal and interest of $1,596 per month for 84 months. The loan is secured by business assets and a $50,000 certificated of deposit. During the year ended March 31, 2006, the certificate of deposit matured and the funds were used for working capital purposes. Such use of the collateral without lender approval violates the security agreement.

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

During May 2006, MailTec suspended payment on the notes in anticipation of a refinancing agreement. MailTec has not received notice of default from either lender and expects the temporary lapse in payment will be cured in the subsequent quarter. MailTec has continued the accrual of interest on the notes.

Results of Operations

We are a development stage company and have not yet commenced operations. For the three months ended June 30, 2006 and 2005, we did not receive any revenues and had selling, general and administrative expenses of $39,011 compared to $35,291 for the three months ended June 30,2006. For the three months ended June 30, 2006, selling, general and administrative expenses consisted of basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete with the recent registration statement and continuing reporting requirements. Comparatively, for the three months ended June 30, 2005, selling, general and administrative expenses consisted of basic operating expenses spent to set up business operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.
        During May 2006, MailTec issued 1,000 common shares for cash proceeds of $2,500

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

Dated:  August 11, 2006

MailTec, Inc.

By  /s/ W. Ross C. Corace
    ------------------------
    W. Ross C. Corace
    President and Director