Form 10KSB/A
period 2006-03-31
MailTec, Inc.
filed 2006-10-31
CIK 1335493

Amendment 1 to
FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2006
OR
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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [x]   No [  ]

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

Date:    October 31, 2006

MailTec, Inc.

/s/W. Ross C. Corace
------------------------------
By: W. Ross C. Corace, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

MailTec, Inc.
(Registrant)
By: /s/W. Ross C. Corace                   Dated: October 31, 2006
    -----------------------
    W. Ross C. Corace
    Director, Chief Executive Officer
    Chief Financial Officer, Controller


By: /s/Steven S. Martella                  Dated: October 31, 2006
    -----------------------
    Steven S. Martella
    Director

By: /s/Kenneth D. Barrett                  Dated: October 31, 2006
    -----------------------
    Kenneth D. Barrett
     Director