Form 10QSB/A
period 2006-06-30
MailTec, Inc.
filed 2006-10-31
CIK 1335493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment 2 to
FORM 10-QSB

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

Dated:  October 31, 2006

MailTec, Inc.

By  /s/ W. Ross C. Corace
    ------------------------
    W. Ross C. Corace
    President and Director