Form 10QSB
period 2006-09-30
MailTec, Inc.
filed 2006-11-13
CIK 1335493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2006

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

Yes  [ x ]      No [  ]

The number of outstanding shares of the registrant's common stock, September 30, 2006: Common Stock - 1,652,064

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

MailTec, Inc.

Item 1. Financial Statements

Balance Sheet,
   September 30, 2006(unaudited)
Statements of Operations for the
   three months ended September 30, 2006 and 2005, six months ended September 30, 2006 and 2005 and the period from inception (February 9, 2004) to September 30,
   2006(unaudited)
Statements of Cash Flows for the
   six months ended September 30, 2006 and 2005 and the period from inception (February 9, 2004) to September 30, 2006(unaudited)
Notes to financial statements

                              MAILTEC, INC.
                     (A Development Stage Company)
                              Balance Sheet
                           September 30, 2006
                              (Unaudited)

                   ASSETS
                   ------
Current Assets
  Cash                                                     $      262
                                                           ----------
    Total current assets                                          262

Property and equipment, net                                     2,775

Deposit                                                           500
                                                           ----------
Total assets                                               $    3,537
                                                           ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------
Current Liabilities
  Current portion of long term debt                        $   38,987
  Accounts payable                                              3,605
  Accrued interest payable                                     10,071
  Advances from officer                                        10,075
                                                           ----------
    Total current liabilities                                  62,738

Long term debt                                                166,056

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 4,000,000 shares
   authorized, none issued or outstanding                           -
  Common stock, $.001 par value, 10,000,000 shares
   authorized, 1,652,064 shares issued and outstanding          1,652
  Additional paid in capital                                  136,732
  (Deficit) accumulated in the development stage             (363,641)
                                                           ----------
                                                             (225,257)
                                                           ----------
Total liabilities and stockholders' deficit                $    3,537
                                                           ==========





See accompanying notes to financial statements.

                              MAILTEC, INC.
                     (A Development Stage Company)
                        Statements of Operations
     Three Months Ended September 30, 2006 and 2005 And The Period
      From Inception (February 9, 2004) to September 30, 2006
                               (Unaudited)

                                                                           Inception
                         Three Months Ended         Six Months Ended           To
                            September 30,             September 30,         Sept 30,
                          2006         2005         2006         2005         2006
                       ----------   ----------   ----------   ----------   ----------
Revenue                $    3,856   $        -   $    3,856   $        -   $    3,856

Operating Expenses
 Stock compensation
  expense - general
  and administrative            -            -            -            -       45,109
 Selling, general and
  administrative           12,001        1,145       51,012       36,436      289,956
                       ----------   ----------   ----------   ----------   ----------
                           12,001        1,145       51,012       36,436      335,065
                       ----------   ----------   ----------   ----------   ----------
Operating loss             (8,145)      (1,145)     (47,156)     (36,436)    (331,209)

Other income (expense)
 Interest expense          (5,448)      (5,560)     (10,829)      (7,342)     (32,432)
                       ----------   ----------   ----------   ----------   ----------
Net (loss)             $  (13,593)  $   (6,705)  $  (57,985)  $  (43,778)  $ (363,641)
                       ==========   ==========   ==========   ==========   ==========


Per share information:
 Basic and diluted (loss)
 per common share      $    (0.01)  $    (0.00)  $    (0.04)  $    (0.03)
                       ==========   ==========   ==========   ==========

 Weighted average
 shares outstanding     1,652,064    1,651,064    1,651,897    1,651,064
                       ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

                              MAILTEC, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
     Six Months Ended September 30, 2006 and 2005 And The Period
       From Inception (February 9, 2004) to September 30, 2006
                               (Unaudited)

                                                 Six Months Ended      Inception to
                                                   September 30,         Sept 30,
                                                 2006         2005         2006
                                              ----------   ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)                                    $  (57,985)  $  (43,778)  $ (363,641)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                      500          500        2,625
  Services contributed by officer                  6,000        6,000        6,000
  Non-cash stock compensation                          -            -       45,109
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable           -        1,500            -
  Increase (decrease) in accounts payable         (2,170)         246        3,605
  Increase (decrease) in accrued interest         10,071            -       10,071
                                              ----------   ----------   ----------
    Total adjustments                             14,401        8,246       67,410

Net cash (used in) operating activities          (43,584)     (35,532)    (296,231)
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of fixed assets                             -            -         (400)
  Increase in deposits                                 -            -         (500)
                                              ----------   ----------   ----------
Net cash (used in) investing activities                -            -         (900)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock           2,500            -       10,500
  Proceeds from issuance of preferred stock            -            -        3,000
  Payment of dividend on preferred stock               -            -         (225)
  Contribution of certificates of deposit to
   capital                                             -            -       50,000
  Proceeds from officer/director advances         14,000       20,660      111,185
  Repayment of officer/director advances          (9,925)     (20,660)    (107,110)
  Proceeds from notes payable                          -            -      238,000
  Proceeds from subscriptions receivable               -            -       25,000
  Repayment of notes payable                      (4,025)     (10,952)     (32,957)
                                              ----------   ----------   ----------
Net cash provided by financing activities          2,550      (10,952)     297,393

Increase (decrease) in cash                      (41,034)     (46,484)         262

Cash and cash equivalents, beginning of period    41,296      188,949            -
                                              ----------   ----------   ----------
Cash and cash equivalents, end of period      $      262   $  142,465   $      262
                                              ==========   ==========   ==========

See accompanying notes to financial statements.

                              MAILTEC, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           September 30, 2006
                              (Unaudited)


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


(2)  Revenue Recognition

In accordance with the SEC?s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company records revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.


(3)  Earnings Per Share

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


(4)  Advances From Officer

During the period ended September 30, 2006 an officer performed administrative services for the Company with a fair value of $6,000 which amount as been added to the officer?s advance account with the Company.

(5)  Long-term Debt

During the year ended March 31, 2005, the Company executed a United States Small Business Administration loan agreement (SBA). The SBA agreement provides for a $100,000 loan with a maturity of March 8, 2012, with interest at Wall Street Journal Prime Rate plus 1.75 percent.

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


(6)  Stockholders? (Deficit)

During May 2006, the Company issued 1,000 shares of common stock for cash proceeds of $2,500.


(7)  Going Concern

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

Investing Activities

For the six months ended September 30, 2006 and 2005, MailTec did not pursue any investing activities.

Financing Activities

For the six months ended September 30, 2006, MailTec received proceeds from the issuance of common stock of $2,500. For the six months ended September 30, 2006, MailTec received proceeds from officer/director advances of $14,000 and repaid $9,925 of those advances. Additionally, MailTech repaid notes payable of $4,025. As a result, MailTec had net cash provided by financing activities of $2,550 for the six months ended September 30, 2006.

For the six months ended September 30, 2005, MailTec received proceeds from officer/director advances of $20,660 and repaid the total amount of those advances. Additionally, MailTech repaid notes payable of $10,952. As a result, MailTec had net cash used in financing activities of $10,952 for the six months ended September 30, 2005.

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

Results of Operations

We are a development stage company and have not yet commenced operations. For the three months ended September 30, 2006 and 2005, we received revenues of $3,856 and $0.00, respectively and had selling, general and administrative expenses of $12,001 compared to $1,145 for the three months ended September 30, 2005. For the three months ended September 30, 2006, selling, general and administrative expenses consisted of basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete with the recent registration statement and continuing reporting requirements. Comparatively, for the three months ended September 30, 2005, selling, general and administrative expenses consisted of basic operating expenses spent to set up business operations.

For the six months ended September 30, 2006 and 2005, we received revenues of $3,856 and $0.00, respectively and had selling, general and administrative expenses of $51,012 compared to $36,436 for the six months ended September 30, 2005. For the six months ended September 30, 2006, selling, general and administrative expenses consisted of basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete with the recent registration statement and continuing reporting requirements. Comparatively, for the six months ended September 30, 2005, selling, general and administrative expenses consisted of basic operating expenses spent to set up business operations.

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

Item 3. Defaults Upon Senior Securities.
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
        Not applicable.

Item 5. Other Information.    Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.

On August 10, 2006, MailTec filed a report on Form 8-K including Items 4 and 7 regarding the change in its certifying accountants.

(b)   Exhibits.    none

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2006

MailTec, Inc.

By  /s/ W. Ross C. Corace
    ------------------------
    W. Ross C. Corace
    President and Director