Form 10KSB/A
period 2006-03-31
MailTec, Inc.
filed 2006-11-20
CIK 1335493

Amendment 2 to
FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2006
OR
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

                  PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. The Corporation has not yet begun trading publicly on the NASD Over the Counter Bulletin Board.

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of June 30, 2006, the number of holders of Corporation's common stock is 500.

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

Date:    November 18, 2006

MailTec, Inc.

/s/W. Ross C. Corace
------------------------------
By: W. Ross C. Corace, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

MailTec, Inc.
(Registrant)
By: /s/W. Ross C. Corace                   Dated: November 18, 2006
    -----------------------
    W. Ross C. Corace
    Director, Chief Executive Officer
    Chief Financial Officer, Controller


By: /s/Steven S. Martella                  Dated: November 18, 2006
    -----------------------
    Steven S. Martella
    Director

By: /s/Kenneth D. Barrett                  Dated: November 18, 2006
    -----------------------
    Kenneth D. Barrett
     Director