Form 10QSB
period 2006-12-31
MailTec, Inc.
filed 2007-02-14
CIK 1335493

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                      For Quarter Ended: December 31, 2006

                       Commission File Number: 333-127347

                                  MAILTEC, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                      20-0754724
         ---------------                          ---------------------
(State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                    Identification No.)

                  4774 So. Holladay Blvd., Holladay, Utah 84117
                ------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number including area code: (801) 274-2220


                  Former Address, if changed since last report
              4105 East Florida Avenue, Suite 208; Denver, CO 80222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                                                   Yes X   No
                                                      ---    ----

and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes X    No
                                                  ----    ----

Indicate by check mark whether the registrant is a shell company (as defined
Rule 12b-2 of the Exchange Act).     Yes X No ___

                                    1,652,064
              (Number of shares of common stock the registrant had
                       outstanding as of January 31, 2007
                                        -------------------

PART 1

ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2006 and the results of its operations and changes in its financial position from March 31, 2006 through December 31, 2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                     MAILTEC, INC.
                             (A Development Stage Company)
                                     Balance Sheet
                                   December 31, 2006
                                      (Unaudited)

                        ASSETS

Current Assets
  Cash                                                                    $       1,193
                                                                          -------------
      Total current assets                                                        1,193

Property and equipment, net                                                       2,525

Deposit                                                                             500
                                                                          -------------
Total assets                                                              $       4,218
                                                                          =============

             LIABILITIES AND STOCKHOLDERS'
                   EQUITY (DEFICIT)
Current Liabilities
  Current portion of long term debt                                        $    205,043
  Accounts payable                                                                3,951
  Accrued interest payable                                                       15,671
  Advances from officer                                                          21,840
                                                                           ------------
      Total current liabilities                                                 246,505

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 4,000,000 shares
   authorized, none issued or outstanding                                             -
 Common stock, $.001 par value,
  10,000,000 shares authorized, 1,652,064
  shares issued and outstanding                                                   1,652
 Additional paid in capital                                                     136,732
  (Deficit) accumulated in the development (380,671) stage                     (242,287)
                                                                           ------------
Total liabilities and stockholders' deficit                                $      4,218
                                                                           ============

                 See accompanying notes to financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Operations
          Three Months and Nine Months Ended December 31, 2006 and 2005
      And The Period From Inception (February 9, 2004) to December 31, 2006
                                   (Unaudited)

                                                 Three Months Ended              Nine Months Ended           Inception to
                                                    December 31,                    December 31,             December 31,
                                                2006           2005             2006             2005            2006
                                            ------------      -----------     ------------    ------------    ------------
 Revenue                                    $                 $         -     $          -    $      3,856    $      3,856

 Operating Expenses
    Stock compensation expense -
      general and administrative                       -                -                -               -          45,109
    Selling, general and
      administrative                              11,430           15,514           62,442          50,450         301,386
                                            ------------      -----------     ------------    ------------    ------------
                                                  11,430           15,514           62,442          50,450         346,495
                                            ------------     ------------     ------------    ------------    ------------

 Operating loss                                  (11,430)         (15,514)         (58,586)        (50,450)       (342,639)

 Other income (expense)
     Interest expense                             (5,600)          (7,081)         (16,429)        (14,423)        (38,032)
                                            ------------      -----------     ------------    ------------    ------------
 Net (loss)                                 $    (17,030)     $   (22,595)    $    (75,015)   $    (64,873)   $   (380,671)
                                            ============      ===========     ============    ============    ============



Per share information:
Basic and diluted (loss) per                $      (0.01)     $     (0.01)    $      (0.05)   $      (0.04)
                                            ============      ===========     ============    ============
common share

 Weighted average shares
outstanding                                    1,652,064        1,651,064        1,651,953       1,651,064
                                            ============      ===========     ============    ============


                       See accompanying notes to financial
                                  statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Nine Months Ended December 31, 2006 and 2005
      And The Period From Inception (February 9, 2004) to December 31, 2006
                                   (Unaudited)

                                                                                 Period ended                Inception to
                                                                                 December 31,                December 31,
                                                                            2006               2005              2006
                                                                      -------------     ------------     --------------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)                                                            $     (75,015)    $    (53,702)    $     (380,671)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                                750              500              2,875
   Services contributed by officer                                            9,000                -              9,000
   Non-cash stock compensation                                                    -                -             45,109

Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                    -                -                  -
    Increase (decrease) in accounts payable                                  (1,824)               -              3,951
    Increase (decrease) in accrued interest                                  15,671                -             15,671
                                                                      -------------     ------------     --------------
       Total adjustments                                                     23,597              500             76,606
                                                                      -------------     ------------     --------------

  Net cash (used in) operating activities                                   (51,418)         (53,202)          (304,065)

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                                         -                -               (400)
 Increase in deposits                                                             -             (500)              (500)
                                                                      -------------     ------------     --------------
  Net cash (used in) investing activities                                         -             (500)              (900)

CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                       2,500                -             10,500
 Proceeds from issuance of preferred stock                                        -                -              3,000
 Payment of dividend on preferred stock                                           -                -              (225)
 Contribution of certificates of deposit to capital                               -                -             50,000
 Proceeds from officer/director advances                                     14,000           60,450            111,185
 Repayment of officer/director advances                                      (1,160)         (60,450)           (98,345)
 Proceeds from notes payable                                                      -                -            238,000
 Proceeds from subscriptions receivable                                           -                -             25,000
 Repayment of notes payable                                                  (4,025)         (20,613)           (32,957)
                                                                      -------------     ------------     --------------
  Net cash provided by financing activities                                  11,315          (20,613)           306,158
Increase (decrease) in cash                                                 (40,102)         (74,315)             1,193
Cash and cash equivalents,
 beginning of period                                                         41,296          188,949                  -
                                                                      -------------     ------------     --------------
Cash and cash equivalents,
 end of period                                                        $       1,193     $    114,634     $        1,193
                                                                      =============     ============     ==============

Cash paid for interest                                                            -                -                  -
Cash paid for taxes                                                               -                -                  -



                 See accompanying notes to financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006
                                   (Unaudited)

(1)  Basis Of Presentation

The Accompany unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of March 31, 2006 and the years ended March 31, 2006 and 2005 including notes thereto included in the Company's annual filing on Form 10KSB.

(2)  Revenue Recognition

In accordance with the SEC's Staff Accounting Bulletin No. 104, Revenue Recognition, the Company records revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.


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


(4)  Advances From Officer

During the nine month period ended December 31, 2006 an officer performed administrative services for the Company with a fair value of $9,000 which amount as been added to the officer's advance account with the Company.

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

During May 2006, the Company suspended payment on the notes in anticipation of a refinancing agreement. The Company has classified the notes as current liabilities in the accompanying balance sheet. The Company has continued the accrual of interest on the notes.

Subsequent to the end of the period covered by this report, the loans were acquired by an unrelated third party. The loans are now due and payable on demand and carry an interest rate at 10% apr and are not collateralized.

(6) Stockholders' (Deficit)

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

(8)      Subsequent Event

Subsequent to the end of the period covered by this report, on January 10, 2007,
W. Ross C. Corace, president and sole director of MailTec, Inc. ("the Company") privately sold one million four hundred ninety thousand (1,490,000) shares of common stock of the Company to a non-affiliate company ("Purchaser"). The shares being sold were owned solely by Mr. Corace. As a result of this transaction, Eric R. Thatcher has been appointed as president and director of the Company. There are no related transactions between Mr. Thatcher and Purchaser.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         During the year ended March 31, 2005, the Company executed a United states Small Business Administration loan agreement ("SBA loan"). The SBA loan provides for a $100,000 loan with a maturity of March 8, 2012, with interest at Wall Street Journal Prime Rate plus 1.75 percent. The SBA loan is secured by business assets and a $50,000 certificate of deposit. During the year ened March 31, 2006, the certificate of deposit matured and the funds were used for working capital purposes. Such use of the collateral without lender approval violates the security agreement.

         During the year ended March 31, 2005, the Company entered into a $138,000 line of credit. The agreement provides for a $138,000 loan with a maturity of February 1, 2010, with interest at Wall Street Journal Prime Rate plus 1.75 percent. The loan is secured by the assets of the Company and is guaranteed by W. Ross C. Corace an officer and director of the Company.

         During May 2006, the Company suspended payment on the notes in anticipation of a refinancing agreement. The Company has not received default from the lender on either of the notes and expects the temporary lapse in payment will be cured in the subsequent quarter. The Company has continued to accrue interest on these notes.

         Subsequent to the end of the period covered by this report, the notes were consolidated and acquired by an unrelated third party. The notes are now due and payable on demand with an interest rate of 10% apr. and are not collateralized.

         The Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. In the past, the Company has funded its operations for advances or loans from the previous officer. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities

Results of Operation.

         In terms of accounting, the Company has had limited business operations since its inception and is considered a development stage company.

         The Company reported a net loss of $(17,030) and $(22,595) for the three months ended December 31, 2006, and December 31, 2005, respectively. The Company anticipates very little or no overhead from future operations except for those expenses related to being a reporting company until a successor business can be acquired or merged. For the nine months ended December 31, 2006 and 2005, the Company reported a net loss of $(75,015) and $(53,702), respectively.

For the Three Months Ended.

         For the three month period of this report, general and administrative expenses decreased by $4,084 from $15,514 at December 31, 2005 to $11,430 at December 31, 2006. General and administrative expenses consisted of basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete with the recent registration statement and continuing reporting requirements. Interest expense decreased by $1,481 from $7,081 at December 31, 2005 to $5,600 at December 31, 2006.

For the Nine Months  Ended.

         For the nine month period of this report, general and administrative expenses increased by $11,992 from $50,450 at December 31, 2005 to $62,442 at December 31, 2006. This increase was due largely in part to the recent registration statement and its associated costs. Interest expense for the nine month period increased by $2,006 from $14,423 at December 31, 2005 to $16,429 at December 31, 2006.

Plan of Operations.

         The Company is currently in the process of looking for other business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company=s management including its principal executive officer and its principal financial officer, based on their evaluation of the Company=s disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of March 31, 2006, have concluded that the Company=s disclosure controls over financial reporting and procedures are adequate and effective as of December 31, 2006 for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were not any significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company=s internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company=s internal controls subsequent to the date of their evaluation.

                                         PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     During May 2006, the Company issued 1,000 common shares for cash proceeds of $2,500.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5.       Other Information

     Subsequent to the end of the period covered by this report, on January 10, 2007, W. Ross C. Corace, president and sole director of MailTec, Inc. ("the Company") privately sold one million four hundred ninety thousand (1,490,000) shares of common stock of the Company to a non-affiliate company ("Purchaser"). The shares being sold were owned solely by Mr. Corace. As a result of this transaction, Eric R. Thatcher has been appointed as president and director of the Company. There are no related transactions between Mr. Thatcher and Purchaser.

     Mr. Corace has indicated he intends to step down as a director and officer of the Company, and accordingly, has appointed Eric R. Thatcher to the board of directors of the Company. Mr. Thatcher is currently employed at Primary Residential Mortgage as a Mortgage Banker. During the last five years, Mr. Thatcher has served in various capacities rendering aid to disabled children. The Company currently has no operations and has been looking for a business to acquire or developed. At this time, there has been no business identified which will be acquired or started. Additionally, because the Company has no ability to pay debt owed to Mr. Corace, the debt has been assigned to a non-affiliate entity and has no further financial relationship with the Company.

Item 6.       Exhibits and Reports on Form 8-K

              1). The following exhibits are filed with this report:

              31. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

              32. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 13 (a) and 15(d) of the Securities Exchange Act of 1934 and pursuant to the 19 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

              2). No Form 8-K have been filed during the period covered by this report.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: February  14,  2007                           MailTec, Inc.

                                                     By: /s/ Eric R. Thatcher
                                                           Eric R. Thatcher