Form 10KSB
period 2007-03-31
MailTec, Inc.
filed 2007-08-15
CIK 1335493

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2007

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-127347

                                  MAILTEC, INC.
             (Exact name of Registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: NEVADA
IRS Employer Identification No:   20-0754724

                  4774 So. Holladay Blvd., Holladay, Utah 84117
              (Address and zip code of principal executive offices)

       Registrant's telephone number, including area code: (801) 274-2220

Securities registered pursuant to Section 12(b) of the Act: No Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001.

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [ X ] Yes
[ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). [ X ]

Revenue for the year ended March 31, 2007: $3,856

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of July 16, 2007 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to non-existing trading of the Registrant's Securities. The Registrant does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Due to the fact there is no bid price for the Registrant's Common Stock at July 16, 2007, the market value of shares held by nonaffiliates would be $0.

As of July 16, 2007, the number of shares outstanding of the Registrant's Common Stock was 1,652,064.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933: NONE

     Transitional Small Business Disclosure Format (Check One) Yes []; No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business

Item 2.       Description of Property

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security-Holders


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Item 6.       Management's Discussion and Analysis or Plan of Operation

Item 7.       Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A.      Controls and Procedures

Item 8B.      Other Events

                                    PART III

Item 9.       Directors and Executive Officers

Item 10.      Executive Compensation

Item 11.      Security Ownership of Certain Beneficial Owners and Management

Item 12.      Certain Relationships and Related Transactions

Item 13.      Exhibits and Reports on Form 8-K

Item 14.       Principle Accountant Fees and Services

FORWARD-LOOKING STATEMENTS

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.


                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

         MailTec, ("the Company") originally incorporated in Nevada on February 9, 2004. The Company currently has no active business operations and is considered a development stage company.

         The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. It will not restrict its search to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company's management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

         The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

         The Company's activities are subject to several significant risks which arise primarily as a result of the fact that it has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders.

         On April 11, 2007 the shareholders of the Company changed the Director and President of the Company. Jeff Hanks will act as the new Director and President replacing Eric Thatcher, who replaced Ross Corace on January 10, 2007.



Sources of Opportunities

         The Company anticipates that business opportunities may arise from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

         The Company will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. Although, the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the Company's best interests. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

         The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire or enter into a business in any industry and in any stage of development. This may include a business or opportunity involving a "start up" or new company. In seeking a business venture, management's decision will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

         In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

         Generally, management will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition

         Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

         As part of the ongoing investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

         Management will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

Competition

         The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

         The Company does not currently have any employees. It relies upon the efforts of its officers and directors to conduct its business.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company currently operates from the office of the Company's legal counsel and pays no rent or expenses.


ITEM 3. LEGAL PROCEEDINGS

         To the best of management's knowledge no legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of its officers, directors or affiliates are parties against the Company or have any material interests in actions that are adverse to its interests.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



                                     PART II


ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "MTEC". As of July 16, 2007, the Company had approximately 7 shareholders of record.

         The following table represents the range of the high and low bid prices of the Company's stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

         On July 16, 2007 the current bid price was $0.000, which does not take into account any retail markups, markdowns, or commissions and may not necessarily represent actual transactions.


       Year              Quarter Ended            High            Low

2005                March 31                        $0.0000         $0.0000
                    June 30                           .0000           .0000
                    September 30                      .0000           .0000
                    December 31                       .0000           .0000

2006                March 31                        $0.0000         $0.0000
                    June 30                           .0000           .0000
                    September 30                      .0000           .0000
                    December 31                       .0000           .0000

2007                March 31                        $0.0000         $0.0000

         The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

         The Company's shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Dividends.

         There has not been an active market for the Company's stock. The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's business. The Company's ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company's filings with the Security and Exchange Commission.

Results of Operations

Years Ended March 31, 2007 and 2006

         The Company's revenues for the years ending March 31, 2007 were $3,856, compared to $0 for 2006. General and administrative expenses for the year ended March 31, 2007 were $72,848 compared to expenses of $104,893 during 2006. Expenses during 2007 consisted mainly of professional, legal and accounting costs related to its public filings. Expenses for 2006 were continued start up costs, which have now ended. Interest expense for the years ended March 31, 2007 and 2006 was $26,870 and $20,349, respectively.

         The Company incurred a net loss for the fiscal year ended March 31, 2007 of $95,862 as compared to a net loss of $125,242 for the fiscal year ended March 31, 2006. At March 31, 2007, the Company had accumulated deficit of $401,743 and negative working capital of $263,134. These factors create substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

         At March 31, 2007 our total assets were $0. Total liabilities at March 31, 2007 were $263,134 consisting of $3,639 in accounts payable, $233,383 in convertible note payables, and $26,112 in accrued interest payable.

Need for Additional Financing for Growth

         The Company has a negative working capital and has to rely on loans from management and shareholders to fund ongoing expenses. There is no assurance the Company will be able to obtain additional financing. Future financing will likely dilute current shareholders. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

         The Company's ability to meet any future debt service obligations will be dependent upon the Company's future performance, which will be subject to its future acquisitions and/or mergers, the Company's level of production, general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

Plan of Operation

         Management intends to actively seek business opportunities during the next twelve months. If management identifies a suitable business opportunity during the next year the Company's need for capital may change dramatically. Should it require additional capital, it may seek additional advances from officers, sell common stock or find other forms of debt financing. The Company has not identified any business opportunities and there can be no assurance that it will identify a business venture suitable for acquisition in the future. In addition, the Company cannot assure that it will be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

         Management's current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate the Company's commitment to maintaining ethical reporting and business practices, it has recently filed a Code of Ethics and Business Conduct.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company and related financial notes, together with the report from Jaspers + Hall, PC., are set forth immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As of June 2006 the Company changed auditing firms from Stark, Winter, Schenkein & Co., LLP to Jasper + Hill, PC. For the fiscal year ended March 31, 2007, the Company has no changes or disagreements on the accounting and financial disclosures with the new auditors.


ITEM 8A.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.


ITEM 8B.  OTHER INFORMATION

         None.



                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationships between or among any of the Company's directors or executive officers.

Directors and Executive Officers

         Name         Age      Position Held              Since

W. Ross C. Corace     65       President, CEO,      Inception - Resigned
                                CFO, Director        January 10, 2007

Eric R. Thatcher      -        President, CEO,      January 10, 2007 -
                                CFO, Director        Resigned April 11, 2007

Jeff A. Hanks         41       President, CEO,      April 11 to present
                                CFO, Director

         Directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

         The Company has no audit committee financial expert, as defined under
Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3

         There is no employment contract between Mr. Hanks and the Company at this time.

         To the knowledge of management, one Form 3 has been filed late by the director and CEO of the Company.

Compliance with Section 16(a) Beneficial Ownership Reporting.

           Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Siclone Industries, Inc. with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.


ITEM 10. EXECUTIVE COMPENSATION

         The Company's officers and directors do not receive any compensation for services rendered, and have not received such compensation in the past. The current President is accruing compensation which is reflected on the books of the Company. Its officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein.

         The Company has not adopted any retirement, pension, profit sharing, stock options, insurance programs or other similar programs for the benefit of its employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

         There are no compensatory plans or arrangements with respect to any officer, director, manager or other executive which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

SUMMARY COMPENSATION TABLE

         None of the Company's principals, chief executive officer or any of its other executive officers received compensation in excess of $100,000 during fiscal years ending March 31, 2007 or 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 31, 2007, by (i) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.


Title of Class           Name and Address               Amount and Nature of           Percent of
                         Of Beneficial Owner            Beneficial                     Class
                                                         Ownership
None

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

         During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.


ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits follow the signature page of this report.

Exhibit No.    Page    Description
               No.

3(i)           *       Articles of Incorporation

3(ii)          *       Bylaws

14             **      Code of Ethics

31.1           29      Written  Statement  of Chief  Executive  Officer and
                       Chief  Financial  Officer with respect to compliance with
                       Section 302 of the Sarbanes-Oxley Act of 2002.

32.2           31      Written  Statement  of Chief  Executive  Officer and
                       Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities
                       Exchange Act of 1934 and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference.

** Incorporated by reference. Filed as exhibit to Form 10KSB March 31, 2006 and shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2007 were $4,500.

Audit-Related Fees

         The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended March 31, 2007 and 2006 were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended March 31, 2007 and 2006 were $0 and $0, respectively.

All Other Fees

         The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16,  2007                  MailTec, Inc.

                                       By: /s/ Jeff Hanks
                                          Jeff Hanks

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                           DATE

/s/ Jeff Hanks          President and Director
Jeff Hanks              (Principal Executive and
                        Financial Officer)              July 16, 2007

ITEM 7. FINANCIAL STATEMENTS

The following financial statements of the Company have been filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2007 and 2006

Statements of Operations for the Years ended March 31, 2007 and 2006 and for the Period from Inception on February 9, 2004 through March 31, 2007.

Statements of Stockholders' (Deficit) for the years ended March 31, 2007 and 2006 and for the Period from Inception on February 9, 2004 through March 31, 2007.

Statements of Cash Flows for the years ended March 31, 2007 and 2006 and for the Period from Inception on February 9, 2004 through March 31, 2007.

Notes to Financial Statements

             Report of Independent Registered Public Accounting Firm

Board of Directors
MailTec, Inc.
Holladay, Utah

We have audited the accompany balance sheet of MailTec, Inc. (a development stage company) as of March 31, 2007, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended March 31, 2006 and for the period from inception to March 31, 2006 were audited by other auditors whose opinion dated July 7, 2006 expressed doubt regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MailTec, Inc. (a development stage company) as of March 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has no operating capital, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jaspers + Hall, PC
August 14, 2007

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MailTec, Inc. (a development stage company) as of March 31, 2006, and the results of its operations, and its cash flows for the years ended March 31, 2005 and 2006 and from inception (February 9, 2004) to March 31, 2006, in conformity with accounting principles enerally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders? deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
July 7, 2006

                                    MAILTEC,
                   INC. (A Development Stage Company) BALANCE
                                     SHEETS
                          AS OF MARCH 31, 2007 AND 2006


                                                                                       2007             2006
                                                                                 ---------------   -------------
                                     ASSETS
Current Assets
   Cash.......................................................................   $            -    $      41,296
                                                                                 --------------    -------------

     Total Current Assets.....................................................                -           41,296
                                                                                 --------------    -------------

   Property and equipment, net................................................                -            3,275
   Deposits...................................................................                -              500
                                                                                 --------------    -------------

Total Assets..................................................................   $            -    $      45,071
                                                                                 ==============    =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable...........................................................   $        3,639    $       5,775
   Accrued liabilities........................................................           26,112                -
   Current portion of long term debt..........................................                -           38,366
   Notes payable..............................................................          233,383                -
                                                                                 --------------    -------------
     Total Current Liabilities................................................          263,134           44,141
                                                                                 --------------    -------------
   Long term debt.............................................................                -          170,702
                                                                                 --------------    -------------
Total Liabilities.............................................................          263,134          214,843
                                                                                 --------------    -------------

Stockholders' Deficit
   Preferred stock - $0.001 par value; 4,000,000 shares authorized;
    none issued or outstanding................................................                -                -
   Common stock - $0.001 par value; 10,000,000 shares authorized;
    1,652,064 and 1,651,064 shares outstanding, respectively..................            1,652            1,651
   Additional paid-in-capital.................................................          136,732          134,233
   Deficit accumulated during the development stage...........................         (401,518)        (305,656)
                                                                                 --------------    -------------
Total Stockholders' Deficit...................................................         (263,134)        (169,772)
                                                                                 ---------------   --------------

Total Liabilities and Stockholders' Equity (Deficit)..........................   $            -    $      45,071
                                                                                 ==============    =============

   The accompanying notes are an integral part of these financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Operations
                   For the Years Ended March 31, 2007 and 2006
                             And For The Period From
                      Inception (02-09-2004) to 03-31-2007


                                                           Years Ended        Inception to
                                                             March 31,          March 31,
                                                         2007        2006         2007
                                                      ----------  ----------  ------------
Revenues............................................  $    3,856  $        -   $     3,856
                                                      ----------  ----------   -----------

Operating Expenses:

   Stock compensation expense -
     general and administrative.....................           -           -        45,109
   Selling, general and administrative                    72,848     104,893       311,792
                                                      ----------  ----------   -----------

       Total Operating expenses.....................      72,848     104,893       356,901
                                                      ----------  ----------   -----------

Operating loss......................................     (68,992)   (104,893)     (353,045)
                                                      ----------  ----------   -----------

   Interest expense.................................      26,870      20,349        48,473

Net loss............................................     (95,862)   (125,242)     (401,518)
                                                      ----------  ----------   -----------

   Preferred stock dividends paid...................           -           -          (225)

Net loss available to common stockholders...........  $  (95,862) $ (125,242)  $  (401,743)
                                                      ==========  ==========   ===========


Per share information - basic and diluted:

Weighted Average Number of Common
   Shares Outstanding...............................  $1,652,004  $1,546,086
                                                      ==========  ==========

Per share information
   Basic and diluted loss
   Per common share.................................  $    (0.01) $    (0.08)
                                                      ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                      Statement of Stockholders' (Deficit)
             Period from Inception February 9,2004 to March 31, 2007



                                               Common Stock            Preferred Stock
                                            Shares      Amount      Shares       Amount
                                          ----------  ----------  ----------  ----------

Balance - February 9, 2004 (Inception)..           -  $        -           -  $        -

Shares subscribed by founder at
   Inception at $0.007 per share........   1,500,000  $    1,500           -  $        -
Preferred stock issued for cash
   at $1.00 per share...................           -  $        -       1,000  $        1
Common stock subscribed
   at $0.75 per share...................      20,000  $       20           -  $        -
Net loss                                           -           -           -           -
                                          ----------  ----------  ----------  ----------
Balance - March 31, 2004................   1,520,000       1,520       1,000           1
Preferred stock issued for cash
   at $1.00 per share...................           -  $        -       2,000  $        2
Common stock issued for cash
   at $0.32 per share...................      30,000  $       30           -  $        -
Conversion of preferred stock to
   common stock.........................       3,000  $        3      (3,000) $       (3)
Common stock issued for financial services
   at $0.46 per share...................      25,000  $       25           -  $        -
Common stock issued for administrative
   services at $0.46 per share..........      73,064  $       73           -  $        -
Net loss                                          -           -            -           -
                                          ----------  ----------  ----------  ----------
Balance - March 31, 2005................   1,651,064       1,651           -           -
Net loss................................          -           -            -           -
                                          ----------  ----------  ----------  ----------
Balance - March 31, 2006................   1,651,064  $    1,651           -  $        -
                                          ==========  ==========  ==========  ==========
Common stock issued for cash
   at $2.50 per share...................       1,000  $        1           -  $        -
Net loss................................           -           -           -           -
                                          ----------  ----------  ----------  ----------
Balance - March 31, 2007................   1,652,064  $    1,652           -  $        -
                                          ==========  ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                      Statement of Stockholders' (Deficit)
             Period from Inception February 9,2004 to March 31, 2007


                                                                   (Deficit)
                                                                  accumulated     Total
                                                       Additional    in the        Stock-
                                         Subscription   Paid-In   development     holders
                                          Receivable    Capital       stage       (Deficit)
                                          ----------  ----------  -----------   ------------
Balance - February 9, 2004 (Inception)..  $        -  $        -  $         -   $          -

Shares subscribed by founder at
   inception at $0.007 per share........     (10,000) $    8,500            -   $          -
Fixed assets contributed to capital.....           -  $    5,000            -   $      5,000
Preferred stock issued for cash ........           -  $      999            -   $      1,000
Common stock subscribed
   at $0.75 per share...................     (15,000) $   14,980            -   $          -
Net loss                                           -           -         (160)          (160)
                                          ----------  ----------  -----------   ------------
Balance - March 31, 2004................     (25,000)     29,479         (160)         5,840
Preferred stock issued for cash
   at $1.00 per share...................           -  $    1,998            -   $      2,000
Cash received for common stock
   subscriptions........................      25,000  $        -            -   $     25,000
Dividends paid on preferred stock.......           -  $     (225)           -   $       (225)
Common stock issued for cash
   at $0.32 per share...................           -  $    7,970            -   $      8,000
Conversion of preferred stock to
   common stock.........................           -  $        -            -   $          -
Common stock issued for financial services
   at $0.46 per share...................           -  $   11,475            -   $     11,500
Common stock issued for administrative
   services at $0.46 per share..........           -  $   33,536            -   $     33,609
Contribution of certificate of deposit
   to capital...........................           -  $   50,000            -   $     50,000
Net loss                                           -           -     (180,254)      (180,254)
                                          ----------  ----------  -----------   ------------
Balance - March 31, 2005................  $        -  $   134,233 $  (180,414)  $    (44,530)
Net loss................................          -           -     (125,242)       (125,242)
                                          ----------  ----------  -----------   ------------
Balance - March 31, 2006................  $        -  $   134,233 $ (305,656)   $   (169,772)
                                          ==========  =========== ===========   ============
Common stock issued for cash
   at $2.50 per share...................           -  $    2,499            -   $      2,500
Net loss................................           -           -      (95,862)       (95,862)
                                          ----------  ----------  -----------   ------------
Balance - March 31, 2007................  $        -  $   136,732 $ (401,518)   $   (263,134)
                                          ==========  =========== ===========   ============



   The accompanying notes are an integral part of these financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
          Period from Inception (February 9, 2004) for the Years Ended
                        March 31, 2007 and March 31,2006

                                                           Years Ended       Inception to
                                                             March 31,         March 31,
                                                         2007        2006        2007
                                                      ----------  ----------  ----------
Cash flow from Operating Activities
Net (loss)..........................................  $  (95,862) $ (125,242) $ (401,518)
Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
   Depreciation and amortization....................         750       1,000       2,875
   Non-cash stock compensation......................           -           -      45,109
   Changes in assets and liabilities:
   (Increase) decrease in accounts receivable.......           -       1,500           -
   Increase (decrease) in accounts payable..........      (2,136)      4,521       3,639
   Increase (decrease) in accrued liability.........      26,112           -      26,112
                                                      ----------  ----------  ----------
       Total adjustments............................      24,726       7,021      77,735
                                                      ----------  ----------  ----------
     Net cash (used in) operating activities........     (71,136)   (118,221)   (323,783)
                                                      ----------  ----------  ----------

Cash flow from Investing Activities
   (Increase) decrease of fixed assets..............       2,525           -       2,125
   (Increase) decrease in deposits..................         500        (500)          -
                                                      ----------  ----------  ----------
     Net cash (used in) investing activities........       3,025        (500)      2,125
                                                      ----------  ----------  ----------

Cash flow from Financing Activities
   Proceeds from issuance of common stock...........       2,500           -      10,500
   Proceeds from issuance of preferred stock........           -           -       3,000
   Payment of dividend on preferred stock...........           -           -        (225)
   Contribution of certificate of deposit to capital           -           -      50,000
   Proceeds from officer/director's advances........           -      60,450      97,185
   Payment on officer/director's advances...........           -     (60,450)    (97,185)
   Proceeds from note payable.......................      24,315           -     221,019
   Proceeds from subscriptions receivable...........           -           -      25,000
   Repayment of notes payable.......................           -     (28,932)    (28,932)
                                                      ----------  ----------  ----------
     Net cash (used in) financing activities........      26,815     (28,932)    280,362
                                                      ----------  ----------  ----------
Increase (decrease) in cash...                           (41,296)   (147,653)    (41,296)
Cash - beginning of period..........................      41,296     188,949      41,296
                                                      ----------  ----------  ----------

Cash - end of period................................  $       -   $   41,296  $        -
                                                      ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            Supplemental Disclosures
                   For the Years Ended March 31, 2007 and 2006


                                                           Years Ended        Inception to
                                                             March 31,              March 31,
                                                         2007        2006           2007
                                                      ----------  ----------  ---------------
Supplemental Disclosures:
   Cash paid for interest...........................           -      21,603           48,473
   Cash paid for income taxes.......................           -           -                -

Non-cash Investing and Financing Activities:
   Contribution of fixed assets to capital..........           -           -            5,000
   Common stock subscriptions.......................           -           -           25,000

Conversion of preferred stock to common stock.......           -       3,000            3,000






The accompanying notes are an integral part of these financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on- balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of March 31, 2007, management believes that there is no impairment of long-lived assets.


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

Segment Information

The Company follows Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Net (Loss) Per Common Share
The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. At March 31, 2007, there were 233,383,000 shares of common stock which could be converted from debt.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , "Share-Based Payment", (SFAS No. 123R) This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance and eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued.

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

                                  MAILTEC, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007

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

SFAS 155 - `Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140'

     This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

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

                                  MAILTEC, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007

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

SFAS 156 - `Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140'

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. 3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended March 31, 2007, the Company incurred a net (loss) of ($95,862). At March 31, 2007, the Company had a working capital (deficit) of ($263,134) and stockholders' (deficit) of ($263,314). In addition, the Company has no revenue generating operations.

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

NOTE 3. STOCKHOLDERS' (DEFICIT)

Preferred Stock

The Company's Board of Directors has the authority to issue 4,000,000 shares of $0.001 par value preferred stock, in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions as shall be stated in the resolution or resolutions. In the period inception to March 31, 2004, 1,000 share of 10 percent convertible preferred stock were issued for $1,000. During the year ended March 31, 2005, an additional 2,000 shares were issued for $2,000. The combined 3,000 shares subsequently received dividend payments of $225. In January 2005, the 3,000 shares were converted into 3,000 shares of the Company's common stock. No preferred stock is outstanding at March 31, 2007.

Common Stock

The Company's Board of Directors has the authority to issue 10,000,000 shares of $0.001 par value common stock. At inception 1,500,000 shares of common stock were subscribed for by the Company's founder for $10,000. During the period inception to March 31, 2004, an investor subscribed for 20,000 shares for $15,000. During the year ended March 31, 2005, cash of $25,000 was received for these two subscriptions.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007

During the year ended March 31, 2005, 30,000 shares of commons stock were issued for cash of $8,000. 25,000 shares were issued for financial services valued at fair market value of $0.46 per share, $11,500. An additional 73,064 shares were issued for administrative services valued at fair market value of $0.46 per share, $33,609. The total stock based compensation of $45,109 is reflected on the statement of operations.

During the year ended March 31, 2007, 1,000 shares of commons stock were issued for cash of $2,500.

Contributions to Capital

During the period inception to March 31, 2004, the Company's founder contributed $5,000 of furniture, fixtures and equipment to the Company.

During the year ended March 31, 2005, the Company's founder contributed a $50,000 certificate of deposit to the Company to secure a loan.

NOTE 4. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

  Deferred tax assets (liabilities)
    Net operating loss carry forward                $  106,000
    Less valuation allowance                          (106,000)
                                                    ----------
  Net deferred tax asset                            $        -
                                                    ==========

The net operating loss of carryforward of approximately $303,000 will expire in 2026. The deferred tax asset has been fully reserved as of March 31, 2007. The primary difference between book and tax loss is stock compensation of $98,000.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 5. NOTES PAYABLE

During the year ended March 31, 2007, the Company entered into a $205,043 loan agreement. The agreement is an unsecured demand note with an interest rate of 18%. This note is convertible into shares of common stock at the conversion price of par value per share, which would equate to 205,043,000 shares of common stock, provided that such conversion may be made in amounts that do not result in the issuance more than 4.9% of issued and outstanding common stock at any given time.

During the year ended March 31, 2007, the Company entered into a $21,840 loan agreement. The agreement is an unsecured demand note with an interest rate of 18%. This note is convertible into shares of common stock at the conversion price of par value per share, which would equate to 21,840,000 shares of common stock, provided that such conversion may be made in amounts that do not result in the issuance more than 4.9% of issued and outstanding common stock at any given time.

During the year ended March 31, 2007, the Company entered into a $6,500 loan agreement. The agreement is an unsecured demand note with an interest rate of 18%. This note is convertible into shares of common stock at the conversion price of par value per share, which would equate to 6,500,000 shares of common stock provided that such conversion may be made in amounts that do not result in the issuance more than 4.9% of issued and outstanding common stock at any given time.

NOTE 6 RELATED PARTY TRANSACTIONS

During the year ended March 31, 2006, the founder of the Company advanced $60,450 to the Company and was paid $60,450.

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


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

Date:    July 13, 2007

MailTec, Inc.

/s/Jeff A. Hanks
------------------------------
By: Jeff A. Hanks, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


MailTec, Inc.
(Registrant)

By: /s/ Jeff A. Hanks                   Dated: July 13, 2007
    -----------------------
    Jeff A. Hanks
    Director, Chief Executive Officer
    Chief Financial Officer