Form 10QSB
period 2007-06-30
MailTec, Inc.
filed 2007-08-20
CIK 1335493

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2007

                       Commission File Number: 333-127347


                                  MailTec, Inc.
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:     Nevada
                                                              ---------------
IRS Employer   Identification No.:                                 20-0754724
                                                              ----------------



                  4774 So. Holladay Blvd., Holladay, Utah 84117
                  ---------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code:   (801) 274-2220
                                                     --------------

                  Former Address, if changed since last report

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

Indicate by check mark whether the registrant is a shell company (as defined
 Rule 12b-2 of the Exchange Act).
                                                  Yes  X   No ___
                                                      ---


                                    1,652,064
     (Number of shares of common stock the registrant had on June 30, 2007)

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and changes in its financial position from March 31, 2007 through June 30, 2007 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                              June 30           March 31,
                                                                              2007                 2007
                                                                        ----------------    ---------------
                                                                           (Unaudited)

CURRENT ASSETS
      Cash                                                              $              -    $             -
                                                                        ----------------    ---------------

         Total Current Assets                                           $              -    $             -
                                                                        ================    ===============



LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES


      Accounts Payable                                                  $          3,639    $         3,639
      Notes Payable                                                              233,883            233,383
      Accrued interest payable                                                    36,622             26,112
                                                                        ----------------    ---------------

         Total Current Liabilities                                               274,144            263,134
                                                                        ----------------    ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred stock; $.001 par value, 4,000,000 shares  authorized,
      0 issued and outstanding                                                         -                  -

      Common Stock; $.001 Par Value ; 10,000,000
       Shares Authorized; 1,652,064 Shares Issued and Outstanding
      June 30, 2007 and March 30, 2007                                             1,652              1,652
      Additional Paid-In Capital                                                 136,732            136,732
      Accumulated Deficit                                                       (412,528)          (401,518)
                                                                        ----------------    ---------------

         Total Stockholders' Equity (Deficit)                                   (274,144)          (263,134)
                                                                        ----------------    ---------------

Total Liabilities & Stockholders' Equity                                $              -    $             -
                                                                        ================    ===============

         The accompanying notes are an integral part of these financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Operations
                    Three Months Ended June 30, 2007 and 2006
        And The Period From Inception (February 9, 2004) to June 30, 2007
                                   (Unaudited)


                                                           Three Months       Inception to
                                                         Ended June 30,         June 30,
                                                         2007        2006           2007
                                                      ----------  ----------  ---------------
Revenues............................................  $        -  $        -  $         3,856
                                                      ----------  ----------  ---------------

Operating Expenses:
   Stock compensation expense -
     general and administrative.....................           -           -           45,109
   Selling, general and administrative                       500      39,011          312,292
                                                      ----------  ----------  ---------------

       Total Operating expenses.....................         500      39,011          357,401
                                                      ----------  ----------  ---------------

Operating loss......................................        (500)    (39,011)        (357,401)
                                                      ----------  ----------  ---------------

   Interest expense.................................      10,510       5,381           58,983

Net loss............................................     (11,010)    (44,393)        (412,528)
                                                      ----------  ----------  ---------------

   Preferred stock dividends paid...................           -           -             (225)

Net loss available to common stockholders...........  $  (11,010) $  (44,393) $      (416,609)
                                                      ==========  ==========  ===============

Per share information - basic and diluted:

Weighted Average Number of Common
   Shares Outstanding...............................  $1,652,064  $1,546,086  $     1,652,064
                                                      ==========  ==========  ===============

Per share information
   Basic and diluted loss
   Per common share.................................  $    (0.01) $    (0.08)

                   The accompanying notes are an integral part
                         of these financial statements.
                                       4

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                    Three Months Ended June 30, 2007 and 2006
        And the Period from Inception (February 9, 2004) to June 30, 2007
                                   (Unaudited)

                                                           Three Months       Inception to
                                                         Ended June 30,         June 30,
                                                         2007        2006           2007
                                                      ----------  ----------  ---------------
Cash flow from Operating Activities
Net (loss)..........................................  $  (11,010) $  (44,393) $      (412,528)
Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
   Depreciation and amortization....................           -         250            2,875
   Services contributed by officer..................           -       3,000            3,000
   Non-cash stock compensation......................           -           -           45,109
   Changes in assets and liabilities:
   (Increase) decrease in accounts receivable.......           -           -                -
   Increase (decrease) in accounts payable..........           -      (5,120)           3,639
   Increase (decrease) in accrued liability.........      10,510       4,623           36,622
                                                      ----------  ----------  ---------------
       Total adjustments............................      10,510       2,753           91,245
                                                      ----------  ----------  ---------------
     Net cash (used in) operating activities........        (500)    (41,639)        (321,283)
                                                      ----------  ----------  ---------------

Cash flow from Investing Activities
   (Increase) decrease of fixed assets..............           -           -            2,125
   (Increase) decrease in deposits..................           -           -                -
                                                      ----------  ----------  ---------------
     Net cash (used in) investing activities........           -           -             2,125
                                                      ----------  ----------  ---------------

Cash flow from Financing Activities
   Proceeds from issuance of common stock...........           -       2,500           10,500
   Proceeds from issuance of preferred stock........           -           -            3,000
   Payment of dividend on preferred stock...........           -           -             (225)
   Contribution of certificate of deposit to capital           -           -           50,000
   Proceeds from officer/director's advances........           -      14,000           97,185
   Payment on officer/director's advances...........           -     (10,725)         (97,185)
   Proceeds from note payable.......................         500           -          218,519
   Proceeds from subscriptions receivable...........           -           -           25,000
   Repayment of notes payable.......................           -      (4,025)         (28,932)
                                                      ----------  ----------  ---------------
     Net cash (used in) financing activities........         500       1,750          277,862
                                                      ----------  ----------  ---------------
Increase (decrease) in cash...                                 -     (39,889)         (41,296)
Cash - beginning of period..........................           -      41,296           41,296
                                                      ----------  ----------  ---------------

Cash - end of period................................  $       -   $    1,406  $             -
                                                      ==========  ==========  ===============

The accompanying notes are an integral part of these financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            Supplemental Disclosures
                   For the Years Ended June 30, 2007 and 2006


                                                           Years Ended        Inception to
                                                            June 30,            June 30,
                                                         2007        2006         2007
                                                      ----------  ----------  ---------------

Supplemental Disclosures:
   Cash paid for interest...........................  $        -  $   21,603  $   48,473
   Cash paid for income taxes.......................           -           -           -

Non-cash Investing and Financing Activities:
   Contribution of fixed assets to capital..........           -           -       5,000
   Common stock subscriptions.......................           -           -      25,000

Conversion of preferred stock to common stock.......           -       3,000       3,000






    The accompanying notes are an integral part of these financial statements

                                  MailTec, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2007 and March 31, 2007


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB of MailTec, Inc. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the period ending March 31, 2007.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company's filings with the Security and Exchange Commission


Description of Business

       MailTec, Inc. (the Company) was incorporated in the State of Nevada on February 9, 2004 and has been in the development stage since its inception. The Company purpose is to raise capital and debt to develop a mail services business. The Company has selected March 31 as its fiscal year end

         The Company has not had active business operations since its inception and is considered a development stage company.

         The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. It will not restrict its search to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. Its management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

         The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that it will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

         The Company's activities are subject to several significant risks which arise primarily as a result of the fact that it has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of its shareholders.

Plan of Operations

         Management intends to actively seek business opportunities during the next twelve months. If they identify a suitable business opportunity during the year, the need for capital may change dramatically. Should the Company require additional capital, it may seek additional advances from officers, sell common stock or find other forms of debt financing. To date the Company has not pursued any business opportunities and there can be no assurance that the management will identify a business venture suitable for acquisition in the future. In addition, it cannot assure that it will be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

         The current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

Sources of Opportunities

         The Company anticipates that business opportunities may arise from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

         The Company will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. Although management does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the Company's best interests. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

         The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire or enter into a business in any industry and in any stage of development. This may include a business or opportunity involving a "start up" or new company.In seeking a business venture, management's decision will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

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

Results of Operations for the Three-Month Period Ended June 30, 2007 and 2006

         The Company has only generated $3,856 in revenues since its inception on February 9, 2004. Expenses for the three-month period ended June 30, 2007 were $11,010 compared to expenses of $44,393, during the same period in 2006. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

         As a result of the foregoing factors, the Company realized a net loss of $11,010 for the three-month period ended June 30, 2007, compared to a net loss of $44,393 for the three-month period ended June 30, 2006.

Liquidity and Capital Resources

         At June 30, 2007, the Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Total liabilities at June 30, 2007 were $274,144 consisting of $3,639 in accounts payable, $233,883 in notes payable and $36,622 in accrued interest.

       The Company has little or no operations and no funds with which to develop operations. The Company is currently in the process of seeking short term capital while it investigates business opportunities to merge with or acquire. The Company currently has no agreement or arrangement of merger or acquisition.

         There is no guarantee that the Company will be successful in developing any business opportunities or acquiring any operational capital. Any investment in the Company would be a highly speculative investment and should only be made by those investors who are capable of bearing the risk of losing the entire value of their investment.


ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Annual Report on Form 10-KSB as of March 31, 2007, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2007 for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were not any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, or significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                     PART II

OTHER INFORMATION

ITEM 1.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . None

ITEM 2.       Changes in Securities . . . . . . . . . . . . . . . . . . . None

ITEM 3.       Defaults Upon Senior Securities . . . . . . . . . . . . . . None

ITEM 4.       Submission of Matters to a Vote of Security Holders . . . . None

ITEM 5.       Other Information . . . . . . . . . . . . . . . . . . . . . None

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

              2). Form 8-K's filed during the period covered by this report:

              None.


                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Date: August 20, 2007               ........                  MAILTEC, INC.

                                    ........
                                                              By /s/ Jeff Hanks
                                    ........