Form 10QSB
period 2007-09-30
MailTec, Inc.
filed 2007-11-19
CIK 1335493

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2007

                                 Commission File Number:          333-127347


                                  MailTec, Inc.
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:      Nevada
                                                               ---------------
IRS Employer   Identification No.:  20-0754724
                                   -----------

                  4774 So. Holladay Blvd., Holladay, Utah 84117
                    (Address of principal executive offices)

Registrant's telephone number including area code:          (801) 274-2220
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


                                     425,516
   (Number of shares of common stock the registrant had on November 15, 2007)

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations and changes in its financial position from March 31, 2007 through September 30, 2007 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                           September 30         March 31,
                                                                              2007                 2007
                                                                          ---------------       -------------
                                                                           (Unaudited)

CURRENT ASSETS
      Cash                                                                $           900       $           -
                                                                          ---------------       -------------

         Total Current Assets                                             $           900       $           -
                                                                          ===============       =============

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES


      Accounts Payable                                                    $         3,192       $        3,639
      Notes Payable to Related Parties                                            240,698              233,383
      Accrued interest payable                                                     47,324               26,112
                                                                          ---------------       -------------

         Total Current Liabilities                                                291,213             263,134
                                                                          ---------------       -------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred stock; $.001 par value, 4,000,000 shares  authorized,
      0 issued and outstanding                                                          -                    -

      Common Stock; $.001 Par Value ; 100,000,000
       Shares Authorized; 425,516 Shares Issued and Outstanding
      September 30, 2007 and March 30, 2007                                           426                  413

      Additional Paid-In Capital                                                  138,009              137,971

      Accumulated Deficit                                                       (428,747)           (401,518)
                                                                          ---------------       -------------

         Total Stockholders' Equity (Deficit)                                   (290,313)            (263,134)
                                                                          ---------------       -------------

Total Liabilities & Stockholders' Equity                                  $            -        $           -
                                                                          ===============       =============

         The accompanying notes are an integral part of these financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Operations
         For the Three and Six Months Ended September 30, 2007 and 2006
      And The Period From Inception (Februay 9, 2004) to September 30, 2007
                                   (Unaudited)



                                                                                                                 From
                                               For the Three Months Ended      For the Six Months Ended       Inception to
                                              September 30,  September 30,   September 30,   September 30,     September 30,
                                                   2007            2006            2007            2006           2007
                                             --------------  --------------  -------------  --------------    -------------
Revenue                                      $            -  $        3,856  $           -  $        3,856    $      3,856
                                             --------------  --------------  -------------  --------------    -------------

Stock compensation expense                                                                                         45,109


Operating Expenses                                    5,518          12,001          6,018          51,012          317,810
                                             --------------  --------------  -------------  --------------    -------------

Operating Loss                                      (5,518)         (1,145)        (6,018)        (47,156)        (359,063)
                                             --------------  --------------  -------------  --------------    -------------

Interest Expenses                                  (10,702)         (5,448)       (21,212)        (10,829)           69,685
                                             --------------  --------------  -------------  --------------    -------------

        Net Loss                             $     (16,219)  $     (13,593)  $    (27,229)  $     (57,985)    $  (428,747)
                                             ==============  ==============  =============  ==============    =============

Preferred stock dividends paid                            -               -              -               -             (225)
                                             --------------  --------------  -------------  --------------    -------------

        Net Loss                             $     (16,219)  $     (13,593)  $    (27,229)  $     (57,985)    $  (428,972)
                                             ==============  ==============  =============  ==============    =============


Weighted Average Shares:                            425,516         413,016        425,516         413,016
                                             ==============  ==============  =============  ==============

Per share information
Basic & diluted loss per share               $      (0.01)   $       (0.01)  $      (0.01)  $       (0.04)
                                             ==============  ==============  =============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Six Months Ended September 30, 2007 and 2006
               And the Period from Inception (February 9, 2004) to
                               September 30, 2007
                                   (Unaudited)

                                                           Six Months              Inception to
                                                         Ended September 30,        September 30,
                                                            2007      2006             2007
                                                      -----------   ----------    ---------------
Cash flow from Operating Activities
Net (loss)..........................................  $   (27,229)  $  (57,985)   $      (428,972)
Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
   Depreciation and amortization....................            -          500              2,875
   Services contributed by officer..................            -        6,000              3,000
   Non-cash stock compensation......................           50            -             45,159
   Changes in assets and liabilities:
   (Increase) decrease in accounts receivable.......            -            -                  -
   Increase (decrease) in accounts payable..........         (448)      (2,170)             3,192
   Increase (decrease) in accrued liability.........       21,212       10,071             47,324
                                                      -----------   ----------    ---------------
       Total adjustments............................       20,814       14,401             101,550
                                                      -----------   ----------    ---------------
     Net cash (used in) operating activities........       (6,415)     (43,584)          (327,422)
                                                      -----------   ----------    ---------------

Cash flow from Investing Activities
   (Increase) decrease of fixed assets..............            -            -              2,125
   (Increase) decrease in deposits..................            -            -                  -
                                                      -----------   ----------    ---------------
     Net cash (used in) investing activities........            -            -              2,125
                                                      -----------   ----------    ---------------

Cash flow from Financing Activities
   Proceeds from issuance of common stock...........            -        2,500             10,500
   Proceeds from issuance of preferred stock........            -            -              3,000
   Payment of dividend on preferred stock...........            -            -               (225)
   Contribution of certificate of deposit to capital            -            -             50,000
   Proceeds from officer/director's advances........            -       14,000             97,185
   Payment on officer/director's advances...........            -       (9,925)           (97,185)
   Proceeds from note payable.......................        7,315            -            225,558
   Proceeds from subscriptions receivable...........            -            -             25,000
   Repayment of notes payable.......................            -       (4,025)           (28,932)
                                                      -----------   ----------    ---------------
     Net cash (used in) financing activities........        7,315        2,550            284,901
                                                      -----------   ----------    ---------------
Increase (decrease) in cash...                                900      (41,034)           (40,396)
Cash - beginning of period..........................            -       41,296             41,296
                                                      -----------   ----------    ---------------

Cash - end of period................................  $       900   $      262    $           900
                                                      ===========   ==========    ===============

The accompanying notes are an integral part of these financial statements.

                                  MAILTEC, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            Supplemental Disclosures
              For the Six Months Ended September 30, 2007 and 2006


                                                           Years Ended             Inception to
                                                             September 30,         September 30,
                                                         2007          2006            2007
                                                      -----------   ----------    ---------------

Supplemental Disclosures:
   Cash paid for interest...........................            -      21,603              48,473
   Cash paid for income taxes.......................            -           -                   -

Non-cash Investing and Financing Activities:
   Contribution of fixed assets to capital..........            -           -               5,000
   Common stock subscriptions.......................            -           -              25,000

Conversion of preferred stock to common stock.......            -       3,000               3,000
























    The accompanying notes are an integral part of these financial statements

                                  MailTec, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2007 and March 31, 2007


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its September 30, 2007 Form 10-KSB of MailTec, Inc. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the period ending March 31, 2008.

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


NOTE 3 - COMMOM STOCK ITEMS

Effective October 28, 2007 the Company changed its authorized common shares from 10,000,000 to 100,000,000. Also, on October 28, 2007 the Company issued a reverse split of its common stock on a basis of 4 for 1, however it did not reverse any stock certificate that is currently less than 100 shares or reversing any certificate more than 100 shares to an amount below 100 shares. This reverse split has been accounted for through out the financial statements.

On September 25 the Company issued 50,000 shares at par value to an unrelated party for services rendered in the amount of $50. These shares have been adjusted for the reverse split.

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

Results of Operations for the  Three-Month  Period Ended  September 30, 2007 and
2006

         The Company has only generated $3,856 in revenues since its inception on February 9, 2004. Expenses for the three-month period ended September 30, 2007 were $16,219 compared to expenses of $9,737, during the same period in 2006. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

         As a result of the foregoing factors, the Company realized a net loss of $16,219 for the three-month period ended September 30, 2007, compared to a net loss of $13,593 for the three-month period ended September 30, 2006.

Results of Operations for the Six-Month Period Ended September 30, 2007 and 2006

         Expenses for the six-month period ended September 30, 2007 were $27,229 compared to expenses of $61,841, during the same period in 2006. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

         As a result of the foregoing factors, the Company realized a net loss of $27,229 for the six-month period ended September 30, 2007, compared to a net loss of $57,985 for the six-month period ended September 30, 2006.

Liquidity and Capital Resources

         At September 30, 2007, the Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Total liabilities at September 30, 2007 were $291,213 consisting of $3,192 in accounts payable, $240,698 in notes payable and $47,324 in accrued interest.

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

Common Stock Reverse Split

Effective October 28, 2007 the Company did a four to one stock reverse split of it's Common Stock. Any fractional shares will be rounded to the nearest 100 shares.

ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Annual Report on Form 10-KSB as of March 31, 2007, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of September 30, 2007 for the purposes set forth in the definition in Exchange Act rules.

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

Date: November 15, 2007                        MAILTEC, INC.


                                       By: /s/ Jeff Hanks
                                       ----------------------------------