Form 10QSB
period 2007-12-31
MailTec, Inc.
filed 2008-02-19
CIK 1335493

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2007

Commission File Number: 333-127347

MailTec, Inc.

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:	Nevada
IRS Employer	Identification No.:	20-0754724

4774 So. Holladay Blvd., Holladay, Utah 84117

(Address of principal executive offices)

Registrant's telephone number including area code:	(801) 274-2220

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

Yes X No ___

425,516
(Number of shares of common stock the registrant had on February 11, 2008)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2007 and the results of its operations and changes in its financial position from March 31, 2007 through December 31, 2007 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

MAILTEC, INC.

(A Development Stage Company)

Balance Sheets

	December 31 2007 (Unaudited)	March 31, 2007
CURRENT ASSETS
Cash	$ 878	$ -
Total Current Assets	$ 878	$ -

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts Payable	$ 8,804	$ 3,639
Notes Payable	243,698	233,383
Accrued interest payable	58,241	26,112
Total Current Liabilities	310,743	263,134
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $.001 par value, 4,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock; $.001 Par Value ; 100,000,000 Shares Authorized; 425,516 Shares Issued and Outstanding September 30, 2007 and March 30, 2007	426	413
Additional Paid-In Capital	138,008	137,971
Accumulated Deficit	(448,299)	(401,518)
Total Stockholders’ Equity (Deficit)	(309,865)	(263,134)
Total Liabilities & Stockholders’ Equity	$ 878	$ -

The accompanying notes are an integral part of these financial statements.

MAILTEC, INC.

(A Development Stage Company)

Statements of Operations

For the Three and Nine Months Ended December 31, 2007 and 2006

And The Period from Inception (February 9, 2004) to December 31, 2007

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From Inception to December 31, 2007
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Revenue	$ -	$ -	$ -	$ -	$ 3,856
Stock compensation expense					45,109

Operating Expenses	8,634	11,430	14,652	62,442	326,443
Operating Loss	(8,634)	(11,430)	(14,652)	(62,442)	(367,696)
Interest Expenses	(10,918)	(5,600)	(32,129)	(16,429)	(80,603)
Net Loss	$ (19,552)	$ (17,030)	$(46,781)	$ (78,871)	$(448,299)
Preferred stock dividends paid	-	-	-	-	(225)
Net Loss	$ (19,552)	$ (17,030)	$(46,781)	$ (78,871)	$(428,524)
Weighted Average Shares:	$ 425,516	$ 413,016	$ 425,516	$ 413,016
Per share information Basic & diluted loss per share	$ (0.05)	$ (0.01)	$ (0.11)	$ (0.19)

The accompanying notes are an integral part of these financial statements.

MAILTEC, INC.

(A Development Stage Company)

Statements of Cash Flows

Nine Months Ended December 31, 2007 and 2006

And the Period from Inception (February 9, 2004) to December 31, 2007

(Unaudited)

<pre>

Nine Months	Inception to
Ended	December 31,	December 31,
2007	2006	2007

Cash flow from Operating Activities

Net (loss)	$(46,781) $	(75,015)	$(448,524)

Adjustments to reconcile net (loss)

to net cash (used in) operating activities:

Depreciation and amortization	-	750	2,875
Services contributed by officer	-	9,000	9,000
Non-cash stock compensation	50	-	45,209
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	-	-
Increase (decrease) in accounts payable	5,165	(1,824)	2,744
Increase (decrease) in accrued liability	32,129	15,671	58,242
Total adjustments	37,344	23,597	118,080
Net cash (used in) operating activities	(9,437)	(51,418)	(330,444)

Cash flow from Investing Activities

(Increase) decrease of fixed assets	-	-	2,125
(Increase) decrease in deposits	-	-	-
Net cash (used in) investing activities	-	-	2,125

Cash flow from Financing Activities

Proceeds from issuance of common stock	-	2,500	10,500
Proceeds from issuance of preferred stock	-	-	3,000
Payment of dividend on preferred stock	-	-	(225)
Contribution of certificate of deposit to capital	-	-	50,000
Proceeds from officer/director’s advances	-	14,000	97,185
Payment on officer/director’s advances	-	(1,160)	(97,185)
Proceeds from note payable	10,315	-	228,558
Proceeds from subscriptions receivable	-	-	25,000
Repayment of notes payable	-	(4,025)	(28,932)
Net cash (used in) financing activities	10,315	11,315	287,901
Increase (decrease) in cash	828	(40,102)	(40,418)
Cash – beginning of period	-	41,296	41,296

Cash – end of period	$878	$1,193	$878

</pre>

The accompanying notes are an integral part of these financial statements.

MAILTEC, INC.

(A Development Stage Company)

Statements of Cash Flows

Supplemental Disclosures

For the Nine Months Ended December 31, 2007 and 2006

<pre>

Years Ended	Inception to
December 31,	September 30,
2007	2006	2007

Supplemental Disclosures:

Cash paid for interest	-	-	48,473
Cash paid for income taxes	-	-	-

Non-cash Investing and Financing Activities:

Contribution of fixed assets to capital	-	-	5,000
Common stock subscriptions	-	-	25,000

Conversion of preferred stock to common stock	-	-	3,000

</pre>

The accompanying notes are an integral part of these financial statements

MailTec, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and March 31, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Form 10-KSB of MailTec, Inc. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the period ending March 31, 2008.

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

NOTE 3 – COMMOM STOCK ITEMS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company’s filings with the Security and Exchange Commission

Description of Business

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

Results of Operations for the Three-Month Period Ended December 31, 2007 and 2006

The Company has only generated $3,856 in revenues since its inception on February 9, 2004. Expenses for the three-month period ended December 31, 2007 were $19,552 compared to expenses of $17,030, during the same period in 2006. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

As a result of the foregoing factors, the Company realized a net loss of $19,552 for the three-month period ended December 31, 2007, compared to a net loss of $17,030 for the three-month period ended December 31, 2006.

Results of Operations for the Nine-Month Period Ended December 31, 2007 and 2006

Expenses for the nine-month period ended December 31, 2007 were $46,781 compared to expenses of $78,871, during the same period in 2006. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

As a result of the foregoing factors, the Company realized a net loss of $46,781 for the nine-month period ended December 31, 2007, compared to a net loss of $78,871 for the nine-month period ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, the Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Total liabilities at December 31, 2007 were $310,743 consisting of $8,804 in accounts payable, $243,698 in notes payable and $58,241 in accrued interest.

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

Common Stock Reverse Split

Effective October 28, 2007 the Company did a four to one stock reverse split of its Common Stock. Any fractional shares will be rounded to the nearest 100 shares.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Annual Report on Form 10-KSB as of March 31, 2007, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of December 31, 2007 for the purposes set forth in the definition in Exchange Act rules.

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

Date: February 14, 2008	MAILTEC, INC.

By /s/ Jeff Hanks