Form 10-Q
period 2008-03-31
Provision Holding, Inc.
filed 2008-05-20
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-127347

PROVISION HOLDING, INC.
 (Exact Name of registrant as specified in its charter)

Nevada	20-0754724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9253 Eton Avenue, Chatsworth, California 91311
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: (818) 775-1624

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 20, 2008, the issuer had 24,126,486 outstanding shares of common stock.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8
Item 4T.	Controls and Procedures	8
	PART II
Item 1.	Legal Proceedings
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits	9
		10
SIGNATURES		11

PART I

ITEM 1. FINANCIAL STATEMENTS.

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and June 30, 2007	F-2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and the nine months ended March 31, 2008 and 2007	F-3

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2008	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007.	F-5

Notes to Condensed Consolidated Financial Statements	F-7 - F-11

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	June 30, 2007

ASSETS

CURRENT ASSETS

Cash	$190,281	$1,229,978
Accounts receivable	29,239	705
Inventory	518,278	228,162
Investments	20,000	20,000

TOTAL CURRENT ASSETS	757,798	1,478,845

EQUIPMENT, net of accumulated depreciation	32,956	37,931

INTANGIBLES, net of accumulated amortization	1,318,113	1,386,243

OTHER ASSETS	192,889	124,128

TOTAL ASSETS	$2,301,756	$3,027,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$167,307	$200,645
Accrued interest	287,130	201,375
Payroll taxes payable	-	39,100
Deferred income	-	52,140
Loss contingency payable	592,312	592,312
Current portion of long-term debt	1,760,505	1,864,675

TOTAL CURRENT LIABILITIES	$2,807,254	$2,950,247

NOTES PAYABLE, net of current portion	-	987,064

TOTAL LIABILITIES	$2,807,254	$3,937,311

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding -0-	$-	$-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 24,126,486 and 21,364,312, respectively	24,126	21,364
Additional paid-in capital	6,310,874	4,630,962
Accumulated deficit	(6,840,498)	(5,562,490)

TOTAL STOCKHOLDERS’ DEFICIT	(505, 498)	(910,164)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,301,756	$3,027,147

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007

REVENUES	$38,963	$93,912	$461,245	309,077

COST OF REVENUES	22,411	50,913	294,921	141,196

GROSS PROFIT	16,552	42,999	166,324	167,881

EXPENSES
General and administrative	426,170	171,373	1,192,196	738,320
Non-cash compensation	50,000	-	50,000	-

TOTAL EXPENSES	476,170	171,373	1,242,196	738,320

(LOSS) FROM OPERATIONS	(459,618)	(128,374)	(1,075,872)	(570,439)

OTHER INCOME (EXPENSE)
Forgiveness of debt	12,280	-	18,447	-
Other income	-	20,248	-	20,248
Interest expense	(209,287)	(1,058)	(218,983)	(7,122)

TOTAL OTHER INCOME (EXPENSE)	(197,007)	19,190	(200,536)	13,126

(LOSS) BEFORE INCOME TAXES	(656,625)	(109,184)	(1,276,408)	(557,313)

Income tax expense	1,600	-	1,600	-

NET (LOSS)	$(658,225)	$(109,184)	$(1,278,008)	$(557,313)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	22,760,575	21,364,312	21,826,349	21,364,312

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulate	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2007 as recapitalized	21,364,312	$21, 364	$4,630,962	$(5,562,490)	$(910,164)

Issuance of common stock for debt	1,675,000	1,675	1,673,325	-	1,675,000

Convertible debt acquisition fees	-	-	(129,500)	-	(129,500)

Issuance of common stock for
interest expense	87,174	87	87,087	-	87,174

Conversion of cashless options	1,000,000	1,000	49,000	-	50,000

Net (loss) for the nine months
Ended March 31, 2008	-	-	-	(1,278,008)	(1,278,008)

Balance, March 31, 2008	24,126,486	$24,126	$6,310,874	$(6,840,498)	$(505,498)

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,278,008)	$(557,313)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	50,000	-
Forgiveness of debt	(18,447)	-
Depreciation expense	13,000	16,919
Amortization	68,130	77,402
Changes in operating assets and liabilities:
Accounts receivable	(28,534)	4,095
Inventory	(290,116)	-
Other assets	(68,761)	-
Accounts payable and accrued liabilities	(33,338)	226,554
Payroll taxes payable	(39,100)	(328)
Accrued interest	179,096	-
Deferred income	(52,140)	(2,985)
NET CASH (USED) BY OPERATING ACTIVITIES	(1,498,218)	(235,656)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(8,025)	-
Purchase of investments	-	(20,000)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITES	(8,025)	(20,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, net of fees	800,500	50,000
Repayments of notes payable	(333,954)	(27,693)
NET CASH PROVIDED BY FINANCING ACTIVITES	466,546	22,307

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,039,697)	(233,349)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	1,229,978	250,147
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$190,281	$16,798

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$39,887	$7,112
Taxes paid	$1,600	$-

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Issuance of 1,675,000 shares of common stock for debt conversion	$1,675,000	$-

Issuance of 87,174 shares of common stock for interest expense	$87,174	$-

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1         ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of operating results that may be expected for the year ending June 30, 2008.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability achieve profitable operations,  raise additional debt or equity financing. There is no assurance that any additional financing which may be required will be available or at terms the Company can meet. For the nine months ended March 31, 2008, the Company had a significant net loss and negative cash flows from operations. These losses have adversely impacted the Company's working capital position. Management is attempting to limit its operating costs until revenue producing operations commence. The Company believes that it will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least March 31, 2009. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

Accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, stockholders’ equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. Actual results could differ from those estimates.

On February 14, 2008, MailTec, Inc. (now known as Provision Holding, Inc.) (the “Company”) entered into an Agreement and Plan of Merger, which was amended and restated on February 27, 2008 (as amended and restated, the “Agreement”), and closed effective February 28, 2008, with ProVision Merger Corp., a Nevada corporation and wholly owned subsidiary of the Company (the “Subsidiary”) and Provision Interactive Technologies, Inc., a California corporation (“Provision”).  Pursuant to the Agreement, the Subsidiary merged into Provision, and Provision became a wholly owned subsidiary of the Company. As consideration for the merger of the Subsidiary into Provision, the Company issued 20,879,350 shares of the Company’s common stock to the shareholders, creditors, and certain warrant holders of Provision, representing approximately 86.5% of the Company’s aggregate issued and outstanding common stock, and the outstanding shares and debt, and those warrants whose holders received shares of the Company’s common stock, of Provision were transferred to the Company and cancelled.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities.  These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations.  The Company’s actual results could vary materially from management’s estimates and assumptions.

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008, the Company had debt instruments outstanding that can potentially be converted into 1,750,000 shares of common stock.

Reclassification

Certain reclassifications have been made to conform the prior period amounts to the March 31, 2008 amounts for comparative purposes.

Recent Accounting Pronouncements

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations.   This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.   The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

NOTE 2         INVENTORY

Inventory consists of the following:

	March 31, 2008	June 30, 2007

Raw materials	$173,067	$107,123
Work in process	122,405	121,039
Finished goods	222,806	-

Total	$518,278	$228,162

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3         EQUIPMENT, net

Equipment consists of the following:

	March 31, 2008	June 30, 2007

Furniture and fixtures	$4,525	$4,525
Demonstration Units	163,514	155,489
	168,039	160,014

Less accumulated depreciation	(135,083)	(122,083)

Total	$32,956	$37,931

NOTE 4         INTANGIBLES, net

Intangibles consist of the following:

	March 31, 2008	June 30, 2007

Intellectual property	$1,816,827	$1,816,827

Less accumulated amortization	(498,714)	(430,584)

Total	$1,318,113	$1,386,243

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5         NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2008	June 30, 2007

Loan payable to a bank, due in monthly installments of $2,500, due May 29, 2008.	$7,500	$42,796

Lease payable due in monthly installments of $1,417, secured by equipment, due August 16, 2009.	3,005	14,343

Convertible note payable, annual interest rates range from 8% to 4%, due March 8, 2009, convertible into common stock at a rate of $1.00 per share.	750,000	750,000

Convertible notes payable, annual interest rate of 10%, due dates range from May 7, 2008 to June 22, 2008, convertible into common stock at a rate of $1.50 per share.	1,000,000	1,745,000

Note payable to a private company, 10% interest per annum, and entire balance in default as of June 30, 2007.	-	250,000

Note payable to an individual, 10% interest per annum, due December 31, 2007.	-	25,000

Note payable to a shareholder, 10% interest per annum, due December 31, 2007.	-	24,600

	1,760,505	2,851,739

Less current portion	(1,760,505)	(1,864,675)

Notes payable, net of current portion	$-	$987,064

NOTE 6         COMMITTMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease.  Rent expense for the nine months ended March 31, 2008 and 2007 was $55,568 and $55,368, respectively.

Royalty Fees - The Company has entered into a royalty agreement with another company. The other entity’s technology has certain characteristics and properties used in conjunction with the Company’s products. The agreement requires royalties to be paid at 4% of applicable sales. The Company is currently in contract negotiations to purchase the other entity’s patent. Royalty expense for the nine months ended March 31, 2008 and 2007 was $4,784 and $421, respectively.

NOTE 7         LEGAL PROCEEDINGS

On August 26, 2004, in order to protect its legal rights and in the best interest of the shareholders at large, the Company filed, in the Superior Court of California, a complaint alleging breach of contract, rescission, tortuous interference and fraud with Betacorp Management, Inc. In an effort to resolve all outstanding issues, the parties agreed, in good faith, to enter into arbitration in the State of Texas, domicile of the defendants. On August 11, 2006, a judgment was awarded against the Company in the sum of $592,312. The Company believes the judgment is without merit and has filed an appeal. A contingency loss of $592,312 was charged to operations during the year ended June 30, 2007.

Effective November 30, 2007, the Superior Court of California entered a default judgment against Betacorp Management, Inc. The  No gain has been reflected in the accompanying financial statements.

The Company has filed suit against one of its distributors for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation and coercion. Based upon the information provided by the Company’s counsel, the court has issued a preliminary award in favor of the Company. At this time, the estimated amount is $226,222. No gain has been reflected in the accompanying financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Some of the statements contained in this Form 8-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 8-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 8-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

On February 14, 2008, MailTec, Inc. (now known as Provision Holding, Inc.) (the “Company”) entered into an Agreement and Plan of Merger, which was amended and restated on February 27, 2008 (as amended and restated, the “Agreement”), and closed effective February 28, 2008, with ProVision Merger Corp., a Nevada corporation and wholly owned subsidiary of the Company (the “Subsidiary”) and Provision Interactive Technologies, Inc., a California corporation (“Provision”).  Pursuant to the Agreement, the Subsidiary merged into Provision, and Provision became a wholly owned subsidiary of the Company. As consideration for the merger of the Subsidiary into Provision, the Company issued 20,879,350 shares of the Company’s common stock to the shareholders, creditors, and certain warrant holders of Provision, representing approximately 86.5% of the Company’s aggregate issued and outstanding common stock, and the outstanding shares and debt, and those warrants whose holders received shares of the Company’s common stock, of Provision were transferred to the Company and cancelled.

The Company and Provision are focused on the development and distribution of Provision’s patented three-dimensional, holographic interactive displays focused at grabbing and holding consumer attention particularly and initially in the advertising and product merchandising markets.  The systems display a moving 3D image size to forty inches in front of the display, projecting a digital video image out into space detached from any screen, rendering truly independent floating images featuring high definition and crisp visibility from far distances.  The nearest comparable to this technology can be seen in motion pictures such as Star Wars and Minority Report, where objects and humans are represented through full-motion holograms.

Provision’s proprietary and patented display technologies and software, and innovative solutions aim to attract consumer attention.  Currently we have multiple contracts to place Provision’s products into large California grocery stores, independent Hispanic grocery stores, as well as signed agreements with advertising agents to sell ad space to Fortune 500 customers. Given the technology’s potential in the advertising market, we are focused on creating recurring revenue streams from the sale of advertising space on each unit.

Significant Events and Trends

Provision’s floating image display technologies have multiple market applications across a broad spectrum of industries.  The Company is initially focusing its efforts on the $6 billion point-of-purchase and advertising markets.  Within the point-of-purchase market, Provision believes that Digital Signage represents a $1.2 billion segment and is growing at a pace of 10 percent per month.

Extensive audience migration across and within media categories is driving major shifts in advertising spending, benefiting captive, auditable media vehicles.  Traditional media vehicles like radio, TV, newspapers and magazines continue to lose audience share and advertising dollars to new media vehicles, which include the point-of-purchase or wherever there might be a captive audience.  The current media and traditional displays (TV, LCD and Plasma screens) are stale and ubiquitous resulting in significant ineffectiveness.

Provision has shipped over 400 HoloVision™ systems around the world, and is in the implementation phase of installing their 3DEO Reward Centers in the Kroger grocery store chain of Fred Meyer which has over 130 stores in the Pacific Northwest.

One of Provision’s new products is known as the “HL40 Diamond”, an extraordinary 3D holographic video display system, to the retailing and advertising industries is smaller and lighter than its predecessor, the HL40C.   Used to promote all type of products and services, the HL40D is a powerful tool to break through the clutter of traditional in store advertising and merchandising.  Provision’s other powerful 3D products can be used for a wide variety of interactive applications including order-taking and information retrieval.

In addition to its recently signed purchase agreement, valued at $7 million over the next 18 months, Provision has signed several multi-year international distribution agreements which, if fully realized, will deliver over $5 million in multiple recurring revenue streams.

In 2007, Provision made two significant announcements.  First, the Company signed a co-marketing and co-promotional agreement with Intel.  As part of this alliance Intel will introduce Provision’s patented product, HoloVision™, to the Intel marketplace, and will also publish a joint case study and white paper on the companies’ products.  Second, Provision received notification that it was one of three finalists for PricewaterhouseCoopers Fourth Annual Entrepreneurship Award, and ultimately receiving second place in the competition.

Launching its first products in to the grocery stores, Provision has developed a new patent pending application.  Known as the “3DEO Rewards Center” or “3DEO”, this Provision device projects 3D video advertisements and allows consumers to print coupons as well as receive non-cash awards.  The 3DEO device provides food companies and other advertisers with a new way of promoting their products at the point of purchase, where consumers are making seventy percent of their buying decisions.

Provision plans to build, own, and operate networks of 3DEO Rewards Centers.  The planned initial installation is 130 units going into Fred Meyer grocery stores in the Pacific Northwest and Independent Hispanic grocery stores in Southern California.  Provision is partnered with several advertising agencies and Clear Channel (Katz Media) for the execution of “Project Grocery”.  These firms, and others, will contribute significant advertising sales efforts for Project Grocery with revenues projected up to $1 million per month on these first 100 stores.

Research and Development Activities

At present, Provision’s patents and patent applications are supplemented by substantial intellectual property we are currently protecting as trade secrets and proprietary know-how.  This includes matter related to all three product lines.  We expect to file additional patent applications on a regular basis in the future.

We believe that Provision’s intellectual property and expertise constitutes an important competitive resource, and we continue to evaluate the markets and products that are most appropriate to exploit this expertise. In addition, we maintain an active program of intellectual property protection, both to assure that the proprietary technology developed by us is appropriately protected and, where necessary, to assure that there is no infringement of Provision’s proprietary technology by competitive technologies.

Critical Accounting Policies

              Revenue Recognition- We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

              Impairment of Long-Lived Assets — We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

Results of Operations

Revenue and Cost of Revenue

Revenues for the nine months ended March 31, 2008 increased 49.2% to $461,245 from $309,077 for the nine months ended March 31, 2007.  Revenues for the three months ended March 31, 2007 decreased 58.5% to $38,963 from $93,912 for the three months ended March 31, 2007.  Sales for the first half of the year increased as a result of sales from Europe aided by the weak dollar and other distributors.  These sales did not continue in the third quarter of the current fiscal year.  The Company had a gross margin percentage of 36.1% for the nine months ended March 31, 2008 compared to a gross margin percentage of 54.3% for the nine months ended March 31, 2007.  The decrease in gross margin percentage was a result of an accounting adjustment to the calculation of cost of goods sold.

General and Administrative Expense

General and administrative expenses for the nine months ended March 31, 2008 increased 61.5% to $1,192,196 from $738,320 for the nine months ended March 31, 2007.  The increase was a result of an increase in fees paid for accounting services in connection with the reverse merger, additional legal services in preparation of the reverse merger, increase in marketing expenses for marketing campaigns, tradeshows, and travel, and additional payroll (including payroll taxes) for administration, sales and production staff.

General and administrative expenses for the three months ended March 31, 2008 increased 148.7% to $426,170 from $171,373 for the three months ended March 31, 2007.  The increase was a result additional legal services in preparation of the reverse merger, increase in marketing expenses for marketing campaigns, tradeshows, and travel, and additional payroll (including payroll taxes) for administration, sales and production staff.  Additionally, the Company incurred $50,000 of non-cash compensation expense for expenses related to cashless options issued to employees of Provision prior to the merger.

Interest Expense

The Company incurred $209,287 in interest expense in the three months ended March 31, 2008 as a result of the interest paid on convertible notes.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. The Company has limited cash resources and plans its expenses accordingly.

The Company had cash of $190,281 at March 31, 2008 compared to cash of $1,229,978 at March 31, 2007.  The $1,039,697 decrease in cash had a negative impact on the Company’s working capital.  The Company’s working capital (i.e. the difference between current assets and current liabilities), excluding the current portion of long-term debt decreased to a net negative working capital of $297,961 at March 31, 2007 from a net positive working capital of $393,273.

During the nine months ended March 31, 2008, the Company used $1,498,218 of cash for operating activities.  Cash used in operating activities funded the Company’s net loss of $1,278,008 for the nine months ended March 31, 2008 and increased inventories by $290,116 to a balance of $518, 278 at March 31, 2008.  The increase in inventory was primarily related to an increase in finished goods.

Cash used in investing activities during the nine months ended March 31, 2008 was $8,025 solely for the purchase of equipment compared with $20,000 of cash used in investing activities during the nine months ended March 31, 2007 solely for the purchase of investments.

Cash provided by financing activities during the nine months ended March 31, 2008 was $466,546 as a result of the sale of a note payable, net of fees, for $800,500 offset by the repayment of notes payable totaling $333,954.  Cash provided by financing activities during the nine months ended March 31, 2008 was $22,307 as a result of the sale of a note payable, net of fees, for $50,000 offset by the repayment of notes payable totaling $27,693.

Prior to the merger of the Subsidiary into Provision, Provision issued 1,675,000 shares of common stock for debt for $1.00 per share and converted cashless options in to common stock equal to 1,000,000 shares at $1.00 per share.

Given the Company’s plans and expectation that it will need additional capital, the Company will need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants. The issuance of additional capital stock may dilute the ownership of the current stockholders.

Off Balance Sheet Arrangements

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, and liquidity or capital expenditures.

Subsequent Events

On April 24, 2008, Provision announced that it has sold an HL40D system to one of the nation’s leading quick service restaurant chains, which will begin testing applications for the 3D holographic unit immediately.  The quick service restaurant chain will be exploring everything from digital signage to interactive kiosk order stations, drive through uses, and the effects from various “marketing zones” within and around the store property.

Provision announced in May that is working with one of the world’s largest coffee franchises to test a variety of in-store digital signage applications utilizing Provision’s HL40D displays. Once successful, Provision will install up to 109 systems in the quick service chain’s greater New York City area stores.

Testing will include projecting full color, high definition 3D videos one meter in front of the display screen, through the front store window and onto the sidewalk. The system will also be tested as an indoor merchandiser and advertising screen to promote up-selling, launch new products and leverage advertising space in high traffic areas.

The Superior Court of California entered a default judgment of $3,337,820 against Betacorp Management, Inc.  Additionally, the Company filed suit against one of its distributors for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation and coercion. The court has issued a preliminary award in favor of the Company for $226,222. No gain provision has been reflected in the accompanying financial statements.

Recent Accounting Pronouncements

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations.   This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 N/A

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with  the  participation  of  our  management,  including  our President,  Chief Executive Officer and Chief Financial Officer,  we  evaluated  the  effectiveness  of the design and operation  of our  disclosure  controls  and  procedures  (as  defined  in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the  period  covered  by this  report.  Based  upon that evaluation,  our  President,  Chief Executive Officer and Chief Financial Officer concluded  that our disclosure  controls and  procedures as of the end of the period covered by this report were effective such that the  information  required to be disclosed by us in reports  filed under the  Securities  Exchange  Act of 1934 is (i)  recorded, processed,  summarized  and reported  within the time  periods  specified in the SEC’s rules and forms and (ii)  accumulated and  communicated to our management to allow timely decisions  regarding  disclosure.  A controls  system  cannot  provide  absolute assurance,  however,  that the objectives of the controls system are met, and no evaluation of controls can provide  absolute  assurance  that all control issues and  instances  of  fraud,   if  any,  within  a  company  have  been  detected.

Changes in  Internal Control  Over  Financial  Reporting.  During the most recent quarter ended March 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

On August 26, 2004, in order to protect its legal rights and in the best interest of the shareholders at large, Provision filed, in the Superior Court of California, a complaint alleging breach of contract, rescission, tortuous interference and fraud with Betacorp Management, Inc. In an effort to resolve all outstanding issues, the parties agreed, in good faith, to enter into arbitration in the State of Texas, domicile of the defendants. On August 11, 2006, a judgment was awarded against the Company in the sum of $592,312.  Provision believes the judgment is without merit and has filed an appeal.  A contingency loss of $592,312 was charged to operations during the year ended June 30, 2007.  The Superior Court of California entered a default judgment of $3,337,820 against Betacorp Management, Inc.  No gain has been reflected in the accompanying financial statements.

Provision has filed suit against one of its distributors for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation and coercion. The court has issued a preliminary award in favor of Provision for $226,222. No gain has been reflected in the accompanying financial statements.

ITEM 1A.	RISK FACTORS.

N/A

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.        EXHIBITS.

Exhibit Number	Description

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PROVISION HOLDING, INC.

Dated: May 20, 2008	By:	/s/ Curt Thornton
Name: Curt Thornton
Title: Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Financial Officer and
Accounting Officer) and Director