Form 10-Q/A
period 2008-03-31
Provision Holding, Inc.
filed 2008-06-06
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE:

We are filing this 10-Q/A to amend Note 5 to the accompanying Financial Statements.  No other changes have been made to the original Form 10-Q. This Form 10-Q/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-Q/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

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

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5         NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2008	June 30, 2007

Loan payable to a bank, due in monthly installments of $2,500, due May 29, 2008.	$7,500	$42,796

Lease payable due in monthly installments of $1,417, secured by equipment, due August 16, 2009.	3,005	14,343

Convertible note payable, annual interest rates range from 8% to 4%, due March 8, 2009, convertible into common stock at a rate of the lower of $2.50 per share or the rate of the Company’s most current equity financing.	750,000	750,000

Convertible notes payable, annual interest rate of 10%, due dates range from May 15 , 2008 to May 7, 2010 , convertible into common stock at a rate of $1. 00 per share.	1,000,000	1,745,000

Note payable to a private company, 10% interest per annum, and entire balance in default as of June 30, 2007.	-	250,000

Note payable to an individual, 10% interest per annum, due December 31, 2007.	-	25,000

Note payable to a shareholder, 10% interest per annum, due December 31, 2007.	-	24,600

	1,760,505	2,851,739

Less current portion	(1,760,505)	(1,864,675)

Notes payable, net of current portion	$-	$987,064

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

PROVISION HOLDING, INC.

Dated: June 5 , 2008	By:	/s/ Curt Thornton
Name: Curt Thornton
Title: Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Financial Officer and
Accounting Officer) and Director