Form 10-Q/A
period 2008-03-31
Provision Holding, Inc.
filed 2008-06-18
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

 EXPLANATORY NOTE:

We are filing this 10-Q/A Amendment No. 2 to amend Note 5 to the accompanying Financial Statements.  No other changes have been made to the Form 10-Q/A Amendment No. 1 . This Form 10-Q/A Amendment No. 2 does not purport to provide a general update or discussion of any other developments subsequent to the filing of the Form 10-Q/A Amendment No. 1 .

The filing of this Form 10-Q/A Amendment No. 2 shall not be deemed to be an admission that the filing of the Form 10Q/A Amendment No. 1 , when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8
Item 4T.	Controls and Procedures	8
	PART II
Item 1.	Legal Proceedings
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits	9
		9
SIGNATURES		10

PART I

ITEM 1. FINANCIAL STATEMENTS.

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and June 30, 2007	F-2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and the nine months ended March 31, 2008 and 2007	F-3

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2008	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007.	F-5

Notes to Condensed Consolidated Financial Statements	F-7 - F-11

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	June 30, 2007

ASSETS

CURRENT ASSETS

Cash	$190,281	$1,229,978
Accounts receivable	29,239	705
Inventory	518,278	228,162
Investments	20,000	20,000

TOTAL CURRENT ASSETS	757,798	1,478,845

EQUIPMENT, net of accumulated depreciation	32,956	37,931

INTANGIBLES, net of accumulated amortization	1,318,113	1,386,243

OTHER ASSETS	192,889	124,128

TOTAL ASSETS	$2,301,756	$3,027,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$167,307	$200,645
Accrued interest	287,130	201,375
Payroll taxes payable	-	39,100
Deferred income	-	52,140
Loss contingency payable	592,312	592,312
Current portion of long-term debt	1,760,505	1,864,675

TOTAL CURRENT LIABILITIES	$2,807,254	$2,950,247

NOTES PAYABLE, net of current portion	-	987,064

TOTAL LIABILITIES	$2,807,254	$3,937,311

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding -0-	$-	$-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 24,126,486 and 21,364,312, respectively	24,126	21,364
Additional paid-in capital	6,310,874	4,630,962
Accumulated deficit	(6,840,498)	(5,562,490)

TOTAL STOCKHOLDERS’ DEFICIT	(505, 498)	(910,164)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,301,756	$3,027,147

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

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5         NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2008	June 30, 2007

Loan payable to a bank, due in monthly installments of $2,500, due May 29, 2008.	$7,500	$42,796

Lease payable due in monthly installments of $1,417, secured by equipment, due August 16, 2009.	3,005	14,343

Convertible note payable, annual interest rates range from 8% to 4%, due March 8, 2009, convertible into common stock at a rate of the lower of $2.50 per share or the rate of the Company’s most current equity financing.	750,000	750,000

Convertible notes payable, annual interest rate of 10% per annum compounded annually , due dates range from May 15, 2008 to May 7, 2010. The principal is convertible at $1.00 per share, subject to proportionate adjustment for any stock split, combination, stock dividend, recapitalization or similar transaction effected by the Company. Therefore, at March 31, 2008, the notes payable were convertible at $0.50 per share for a total of 2,000,000 shares of common stock.	1,000,000	1,745,000

Note payable to a private company, 10% interest per annum, and entire balance in default as of June 30, 2007.	-	250,000

Note payable to an individual, 10% interest per annum, due December 31, 2007.	-	25,000

Note payable to a shareholder, 10% interest per annum, due December 31, 2007.	-	24,600

	1,760,505	2,851,739

Less current portion	(1,760,505)	(1,864,675)

Notes payable, net of current portion	$-	$987,064

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Some of the statements contained in this Form 8-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 8-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

·        Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

·        Our ability to raise capital when needed and on acceptable terms and conditions;

·        The intensity of competition; and

·        General economic conditions.

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

PROVISION HOLDING, INC.

June 17 , 2008	By:	/s/ Curt Thornton
Curt Thornton
Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Financial Officer and
Accounting Officer) and Director