Form 10-K
period 2008-06-30
Provision Holding, Inc.
filed 2008-10-14
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-127347

PROVISION HOLDING, INC.
(Exact name of registrant as specified in its charter)

State of Nevada	20-0754724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9253 Eton Avenue, Chatsworth, California	91311
(Address of principal executive officers)	(Zip Code)

Registrant’s telephone number, including area code (818) 775-1624

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer
Non-accelerated filer ☐ Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 13, 2008 was $4,975,494.

The number of shares outstanding of the registrant’s common stock at $.01 par value as of October 13, 2008 was 24,206,353.

Documents Incorporated by Reference: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, the ability to complete systems within currently estimated time frames and budgets; the ability to compete effectively in a rapidly evolving and price competitive marketplace; changes in the nature of telecommunications regulation in the United States and other countries; the ability to develop customers and market expertise; changes in business strategy; the successful integration of newly acquired businesses; the impact of technological change; and other risks specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

References to “we”, “us”, “our” and similar words refer to ProVision. References to “MailTec” refer to the Company and its business prior to the reverse acquisition.

Business History and Overview

We were incorporated in Nevada under the name MailTec, Inc. on February 9, 2004.  Pursuant to an Agreement and Plan of Merger, dated February 14, 2008, which was amended and restated on February 27, 2008 (as amended and restated, the “Agreement”), MailTec, Inc. with ProVision Merger Corp., a Nevada corporation and wholly owned subsidiary of the Company (the “Subsidiary”) and Provision Interactive Technologies, Inc., a California corporation (“ProVision”), the Subsidiary merged into ProVision, and ProVision became a wholly owned subsidiary of the Company. As consideration for the merger of the Subsidiary into ProVision, the Company issued 20,879,350 shares of the Company’s common stock to the shareholders, creditors, and certain warrant holders of ProVision, representing approximately 86.5% of the Company’s aggregate issued and outstanding common stock, and the outstanding shares and debt, and those warrants whose holders received shares of the Company’s common stock, of ProVision were transferred to the Company and cancelled.  Effective February 28, 2008, pursuant to the Agreement, ProVision became a wholly owned subsidiary of the Company. The acquisition of ProVision is treated as a reverse acquisition, and the business of ProVision became the business of the Company. At the time of the reverse acquisition, MailTec was not engaged in any active business.

We are located in Chatsworth and focused on the development and distribution of our patented three-dimensional, holographic interactive video displays focused at grabbing and holding consumer attention particularly and initially in the advertising and product merchandising markets. The systems display a moving 3D image size to forty inches in front of the display, projecting a digital video image out into space detached from any screen, rendering truly independent floating images featuring high definition and crisp visibility from far distances. The nearest comparable to this technology can be seen in motion pictures such as Star Wars and Minority Report, where objects and humans are represented through full-motion holograms.

ProVision is also developing and marketing several new point-of-purchase, and other devices, tailored to specific industries that are currently in Pilot Programs with major international companies or readying to begin shortly; including the medical, entertainment, government and home markets.

In addition to selling the hardware for our patented three-dimensional, holographic interactive video displays, we are building our business into a digital media company offering advertising on a network of our 3D holographic video displays

Markets

ProVision’s floating image display technologies have multiple potential market applications across a broad spectrum of industries. In addition to hardware sales, we are initially focusing our efforts on the $6 billion point-of-purchase and advertising markets. Within the point-of-purchase market, Digital Signage represents a $1.2 billion segment and is growing at a pace of 10 percent per month (source: Digital Signage Today, March 2007).

The U.S. media and entertainment industry is experiencing unprecedented changes. Traditional media audiences are declining and becoming more fragmented. According to statistics from various media research firms:

•	Newspaper circulation continues to fall since 1987 and is down approximately 2.8% from 2004 (source: Associated Press, November 7, 2005)
•	The number of consumers listening to AM & FM radio has fallen by 4% from 2004 (source: The NPD Group Survey, May 2005)

•	The ratings for the average television show continue to decline as channels proliferate and the audience fragments (source: The Kelsey Group, January 2006).

Extensive audience migration across and within media categories is driving major shifts in advertising spending, benefiting captive, auditable media vehicles. Traditional media vehicles like radio, TV, newspapers and magazines continue to lose audience share and advertising dollars to new media vehicles, which include the point-of-purchase or wherever there might be a captive audience. The current media and traditional displays (TV, LCD and Plasma screens) are stale and ubiquitous resulting in significant ineffectiveness. Information from Jupiter Media and POPAI (Point of Purchase Advertising Institute) report:

•	70% of consumer purchases are made at the point of purchase
•	Point of purchase is the 4th largest advertising medium trailing only network TV, spot TV and newspapers

•	Point of purchase is expected to grow 20% in the next 5 years
•	Annual point of purchase spending exceeds $17 billion in the U.S.

These are the major reasons why advertisers are seeking out alternative media that can deliver their messages to audiences while they are out of the home. We believe we are well positioned to capitalize on the advertiser’s demand. ProVision’s HoloVision™ display offers advertisers and customers an opportunity to reach a highly sought-after, captive audience outside the home, in familiar settings like grocery stores, malls, convenience stores, gas stations, banks and other retail locations. We reach the consumer and business professional at the critical time - when they are away from their homes and businesses and when they are making their buying decisions.

Business Development

Launching our first products into grocery stores, we have developed a new patent pending application. Known as the “3DEO Rewards Center” or “3DEO”, this ProVision device projects 3D video advertisements and allows consumers to print coupons as well as receive non-cash awards. The 3DEO device provides food companies and other advertisers with a new way of promoting their products at the point of purchase, where consumers are making seventy percent of their buying decisions.

We plan to build, own, and operate networks of 3DEO Rewards Centers.  In March 2008 we signed three-year agreements with several independent Hispanic grocery store chains to install 3DEO Reward Centers in 47 locations in southern California.
In June 2008, we announced our signed three-year agreement with Fred Meyer Stores, a division of The Kroger, Co., to install Fred Meyer 3DEO Centers in 127 locations in the Pacific Northwest. Installation of the centers will begin this month in Portland, OR, in high traffic, high visibility locations close to the main entrance of the store.  We have received advertising placements from some of the largest manufacturers in the country, including Unilever, Proctor & Gamble, Johnson & Johnson, BIC and Kimberly Clark. The manufacturers’ will advertise through digital coupons that customers will receive from Provision’s 3DEO Media Centers located in Fred Meyer stores.

In September 2008, we signed an agreement with the Long Island Gasoline Retailers Association (“LIGRA”) to install its patented 3D holographic displays in up to 800 member stores throughout New York. Provision’s displays will be located inside the independent convenience stores of major franchise gasoline retailers including Shell, ExxonMobil, Citgo, Sunoco, BP, Amoco and Gulf.

In April 2008, we announced that we sold an HL40D system to one of the nation’s leading quick service restaurant chains, which will begin testing applications for the 3D holographic unit immediately.  The quick service restaurant chain will be exploring everything from digital signage to interactive kiosk order stations, drive through uses, and the effects from various “marketing zones” within and around the store property.  Provision announced in May that is working with one of the world’s largest coffee franchises to test a variety of in-store digital signage applications utilizing Provision’s HL40D displays. Once successful, Provision will install up to 109 systems in the quick service chain’s greater New York City area stores.

Testing will include projecting full color, high definition 3D videos one meter in front of the display screen, through the front store window and onto the sidewalk. The system will also be tested as an indoor merchandiser and advertising screen to promote up-selling, launch new products and leverage advertising space in high traffic areas.

We also have continued hardware sales of our patented three-dimensional, holographic interactive video displays.  In July 2008, we began shipments to Studio One Media, Inc. of up to 1,000 3D holographic units pursuant to a Strategic Alliance and Purchase Agreement. The contract will generate up to $7 million dollars in revenue for Provision over the next 18 months.  Further, we received several purchase orders for Provision’s 3D holographic display systems worth more than $100,000 from companies in Europe. Another purchase order from Brazil opens the door to potential sales of up to $2 million of the 3D holographic display systems by year’s end. Provision also announced today it has signed a new distribution agreement with a New Delhi-based company to market its products in Asia.

Competition

The competition for ProVision’s patented (issued, approved and pending) and proprietary floating image technology includes alternative 3D projection systems currently in the marketplace.

Fresnel-Based Technology

Competing companies using Fresnel optics in their display systems include Visucom. Such displays are only capable of projecting very narrow viewing angles and “soft” less focused images. This company’s core fresnel-based technology is different in principle and effect than that utilized by ProVision.

●
Visucom: German-based Visucom is an advertising company that produces display systems using traditional Fresnel technology. Visucom offers a 3D image display called “MotionPro” which could be considered competitive to ProVision’s Holo™ line.

Reflective-Based Technology

●
Optical Products Development Corporation (“OPD”) is a company that produces optics and display systems primarily for aerospace, commercial aviation, and other industries requiring high-precision optics. While they also create 3D display systems for communications and advertising, very few of their products have been seen on the market. In addition, their marketing officer recently revealed that they have no product installations in the U.S. However, OPD has recently licensed their technology to Sammy, a Japanese electronics manufacturer.

●
OPD’s only product that offers a 3D image display, which would be considered competitive to ProVision, is called “Volumatrix 3D”. In contrast to Volumatrix, ProVision floating image displays can project images up to 400% further into space, provide 20% wider viewing angels, 80% greater contrast, and higher superior brightness and resolution that is clearly visible. Additionally, the use of videotapes by OPD presents obvious limitations in terms of updating and interfacing content.

Autostereoscopic-Based Technology

ProVision’s floating image display systems project full-motion 3D digital streaming media 9”- 40” into space detached from the display unit into free space and should not be confused with autostereoscopic systems. Autostereoscopic 3D systems produced by various firms layer two or more LCD screens while utilizing filters and collumnators to provide the illusion of depth perception. Such systems are only capable of displaying digital content attached to layered screens with all images being contained within the actual display unit.

•
Phillips is the leading company producing autostereoscopic displays for the retail market. Due to the inherent nature of this technology the end result of their product line results in the following characteristics: eye strain, nausea, low resolution, low brightness and poor quality imagery. Their major advantage might be characterized by their “flat screens” and slightly wider viewing angles.

•	Sharp sells 3D autostereoscopic laptop computers. They launched this product 3 years ago.

•	Deep Light is a two-year old start up company developing autostereoscopic displays.

•
See Real is a 3-year old R&D company located in Germany. They introduced a prototype autostereoscopic display at Infocomm in 2005.

•          Newsight is a company that sells 3D autostereoscopic displays similar to Phillips, however, they have not been too successful, somewhat or the same reasons as Phillips, as stated above.  Newsight has been a company that has been ‘born again’ under various names during its history including X3D, Opticality, 4D Vision, as they’ve continued to seek capital investment for R&D and market launch.  Their limitations are the same as Phillips.

Other Displays

•
IO2 Technology (“IO2”) is a San Francisco technology-based development company exploring future display technologies for corporate customers, which includes one-of-a-kind displays for the defense industry. They in their second generation of “embryonic development”. Their “Heliodisplay” product displays their imagery in mid-air. Heliodisplay ejects “modified air” from the system and is then illuminated to create the floating image. There is a market concern that something is added to the air which will change the room’s environment, air quality or other condition unknown to the user.

Employees

As of September 30, 2008 we have 7 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.  The company also uses independent contractors to support administration, marketing, sales and field support activities.

 Research and Development

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

Research and development expenses for the year ended June 30, 2008 decreased 21% to $157,767 from $200,171 for the year ended June 30, 2007.  Our research and development expense is primarily related to two key employees that provide specialized services.

Intellectual Property

The following table summarizes the status of ProVision patents and patent applications, copyrights, and trademarks, as of the date hereof, in each instance, ProVision owns all right, title and interest, and no licenses, security interests, or other encumbrances have been granted on such patents, patent applications, copyrights, and trademarks. Our various pending patents involve sets of rules to eliminate boundary transgressions and maximize the clarity of a three dimensional aerial images. Additional patents are focused around various product applications, designs, and systems.

Product Supported	Patent/ Registration No.	Title	Status	Type

HoloVision	D526, 647	3DEO	Issued	Design patent
HoloVision	D527, 729	3DEO	Issued	Design patent
HoloVision	13226/2004	N/A	Issued	Design patent
HoloVision	D506, 464	Aerial Display System	Issued	Design patent
HoloVision	D505, 948	Aerial Display System	Issued	Design patent
HoloVision	D506, 756	Aerial Display System	Issued	Design patent
HoloVision	6,808,268	Projection system for aerial display	Issued	Utility patent
HoloVision	3,118,432	Promotions You Experience	Issued	Trademark
Corporate	2,706,431	PITI	Issued	Trademark
Corporate	2,699,733	PEI	Issued	Trademark
HoloVision	2,699,732	Holosoft	Issued	Trademark
HoloVision	TXu1-198-776	Coupon Software	Issued	Copyright
HoloVision	VAu628-125	Coupon GUI	Issued	Copyright
HoloVision	TXu1-180-982	HoloSoft	Issued	Copyright
HoloVision	60/984,340	HLXX	Pending (provisional)	Utility patent
HoloVision	PCT/US07/76554	Plastic Mirror Methods	Pending	Utility patent
HoloVision	PCT/US07/76574	Aerial Display Systems with Plastic Optic	Pending	Utility patent
HoloVision	PCT/US07/76572	Apparatus with Aerial with Plastic Optic	Pending	Utility patent
HoloVision	PCT/US07/76568	Apparatus for Image with Plastic Optic	Pending	Utility patent
HoloVision	PCT/US07/76566	Aerial Image Display with Plastic Optic	Pending	Utility patent
HoloVision	PCT/US07/76361	Projection System with Plastic Optic	Pending	Utility patent
HoloVision	11/843,109	Plastic Mirror Methods	Pending	Utility patent
HoloVision	11/843,144	Aerial Display Systems with Plastic Optic	Pending	Utility patent
HoloVision	11/843,139	Apparatus with Aerial with Plastic Optic	Pending	Utility patent
HoloVision	11/843,134	Apparatus for Image with Plastic Optic	Pending	Utility patent
HoloVision	11/843,125	Aerial Image Display with Plastic Optic	Pending	Utility patent
HoloVision	11/843,115	Projection System with Plastic Optic	Pending	Utility patent
HoloVision	N/A	Apparatus for image	Pending	Utility patent (divisional)
HoloVision	200620136608.8	Aerial Display Systems with Plastic Optic	Pending	Utility patent
HoloVision	200620136607.3	Apparatus with Aerial with Plastic Optic	Pending	Utility patent
HoloVision	200620137112.2	Apparatus for Image with Plastic Optic	Pending	Utility patent
HoloVision	200620136605.4	Aerial Image Display with Plastic Optic	Pending	Utility patent
HoloVision	200620136604.X	Projection System with Plastic Optic	Pending	Utility patent

Product Supported	Patent/ Registration No.	Title	Status	Type
HoloVision	60/839,740	Low Cost Plastic Optic	Pending	Utility patent
HoloVision	78/917,316	Built with Technology	Pending	Trademark
HoloVision	78/917,306	Technology	Pending	Trademark
HoloVision	78/917,286	Holocasting	Pending	Trademark
HoloVision	78/663,888	HoloMedia	Pending	Trademark
HoloVision	29/260,118	3DEO	Pending	Design patent
HoloVision	78/615,380	3DEO Rewards Program	Pending	Trademark
HoloVision	78/615,364	3DEO	Pending	Trademark
HoloVision	11/105,857	Aerial Display System	Pending	Utility patent
HoloVision	11/059,575	Coupon/Product Dispensing Kiosk	Pending	Utility patent
HoloVision	PCT/US03/25506	Projection system for aerial display	Pending	Utility patent
HoloVision	N/A	Holovision	Allowed	Common law trademark

At present, our patents and patent applications are supplemented by substantial intellectual property we are currently protecting as trade secrets and proprietary know-how. This includes matter related to all three product lines. We expect to file additional patent applications on a regular basis in the future.

We believe that our intellectual property and expertise constitutes an important competitive resource, and we continue to evaluate the markets and products that are most appropriate to exploit this expertise. In addition, we maintain an active program of intellectual property protection, both to assure that the proprietary technology developed by us is appropriately protected and, where necessary, to assure that there is no infringement of our proprietary technology by competitive technologies.

Item 1A.	RISK FACTORS.

An investment in the our common stock involves a high degree of risk. In determining whether to purchase our common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase our securities. An investor should only purchase our securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to our Business

We have a limited operating history that makes it impossible to reliably predict future growth and operating results.

We were incorporated in December 2000 and have a limited operating history upon which an investor can evaluate our business prospects, which makes it difficult to forecast our future operating results. An investor must consider our business in light of the risks, uncertainties and problems frequently encountered by companies with limited operating histories. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, and marketing and governmental regulation.

We have a history of losses and a large accumulated deficit and we may not be able to achieve profitability in the future.

For the fiscal years ended June 30, 2008 and the fiscal year ended June 30, 2007, we incurred net losses of $5,005,943 and $1,794,624, respectively. From inception through June 30, 2008, we have accumulated net losses of $11,710,217. There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital to fund our operations we may have to cease our operations.

Our inability to protect our intellectual property rights could allow competitors to use our property rights and technologies in competition against us, which would reduce our sales.

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties.  We cannot give any assurance that these measures will prove to be effective in protecting our intellectual properties.  We also cannot give any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits.  Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents.  While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States.  We can give no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement.  Similarly, we cannot give any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights.  Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection.  We cannot give any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how.

While we have and will continue to enter into proprietary rights agreements with our employees and third parties giving us proprietary rights to certain technology developed by those employees or parties while engaged by us, we can give no assurance that courts of competent jurisdiction will enforce those agreements.

Our future success is dependent on our existing key employees, and hiring and assimilating new key employees.

Our success depends on the continuing efforts of our current management team, particularly Curt Thornton, our Chief Executive Officer. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management personnel. We will rely on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Recent proposed accounting regulations requiring the expensing of stock options may impair our future ability to provide these incentives without incurring significant compensation costs. The loss of services of Mr. Thornton or our other officers and directors, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business. We may be unable to identify and attract highly qualified personnel in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

Economic conditions or changing consumer preferences could also adversely affect our business.

Our business is sensitive to consumer spending patterns, which can be affected by prevailing economic conditions. A downturn in economic conditions in one or more of its markets could have a material adverse effect on our results of operations, financial condition, business and prospects. Although we attempt to stay informed of consumer preferences for organic products, any sustained failure to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

We may need to raise capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate its product development efforts.

We will require significant additional funds to complete our business plan. We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital on acceptable terms, or at all, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms.

We may have difficulties managing growth and possible future acquisitions.

As part of our growth strategy, in addition to product sales, we intend to make acquisitions. Implementation of this growth strategy could involve a number of risks, including diversion of management time and financial resources to increased marketing efforts, review of acquisition candidates and assimilation of the acquired companies, and the potential for adverse mid-term effects on our reported operating results as a result of the amortization of acquired intangible assets. Our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls and information systems to accurately forecast sales demand, to control our overhead, to manage our marketing programs in conjunction with an emerging market, and to attract, train, motivate and manage our employees effectively. If management fails to manage the expected growth, our operating results and financial condition will be adversely affected. In addition, our growth strategy may depend on effectively integrating future entities, which requires cooperative efforts from the managers and employees of the respective business entities. If our management is unable to effectively integrate future acquisitions or manage our growth our business could be adversely affected.

Risks Related to our Common Stock

There may not be an active, liquid trading market for our common stock.

Our common stock is listed on the OTC Bulletin Board. However, there is currently no regular market or trading in our common stock, and we cannot give an assurance that such a market will develop. If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;
•	announcements that our revenue or income are below analysts’ expectations;
•	general economic slowdowns;
•	sales of large blocks of our common stock;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of early stage technology companies.

Ownership of our common stock is highly concentrated, which may prevent a change in our management.

Our current executive officers and directors own approximately 47.79% of our outstanding common stock. As a result, they will have the ability to exert substantial control over the election of our board of directors and the outcome of issues submitted to our stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing a change in control.

Our common stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

• sets forth the basis on which the broker or dealer made the suitability determination; and
• that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit investors’ ability to sell our common stock in the secondary market.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

We have not paid dividends in the past and does not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at 9253 Eton Avenue, Chatsworth, California 91311. The offices consist of approximately 7,500 square feet, which are leased on a month to month basis for approximately $6,800 per month for rent and related costs. We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3.	LEGAL PROCEEDINGS.

On August 26, 2004, in order to protect its legal rights and in the best interest of the shareholders at large, Provision filed, in the Superior Court of California, a complaint alleging breach of contract, rescission, tortuous interference and fraud with Betacorp Management, Inc.  In an effort to resolve all outstanding issues, the parties agreed, in good faith, to enter into arbitration in the State of Texas, domicile of the defendants.  On August 11, 2006, a judgment was awarded against us in the sum of $592,312.  Provision believes the judgment is without merit and has filed an appeal.  A contingency loss of $592,312 was charged to operations during the year ended June 30, 2007.  The Superior Court of California entered a default judgment of $3,337,820 against Betacorp Management, Inc.  No gain has been reflected in the accompanying financial statements.

Provision has filed suit against one of its distributors for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation and coercion. The court has issued a preliminary award in favor of Provision for $226,222. No gain has been reflected in the accompanying financial statements.

We have received a final default judgment in its favor for these two legal proceedings (in the amounts below, and considers the matters closed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the OTC Bulletin Board, under the symbol “PVHO” However, there is currently no regular market or trading in our common stock, and we cannot give an assurance that such a market will develop.

As of October 13 2008, there were approximately 531 holders of record of the our common stock.

Dividends

We have never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of its business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,212,472	$1.50	1,047,197

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,212,472	$1.50	1,047,197

Pursuant to the Agreement, an option to purchase a share of common stock of ProVision was automatically converted into an option to purchase two shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Results of Operations

Revenue and Cost of Revenue

Revenues for the year ended June 30, 2008 decreased 15% to $529,301 from $622,799 for the year ended June 30, 2007.  Sales for the first half of the year increased as a result of sales from Europe aided by the weak dollar and other distributors.  These sales did not continue in the third quarter of the current fiscal year.  We had a gross margin percentage of 45% for the year ended June 30, 2008 compared to a gross margin percentage of 59% for the year ended June 30, 2007.  The decrease in gross margin percentage was a result of reducing the sales price on certain models to move out older product.

Expenses

General and administrative expenses for the year ended June 30, 2008 increased 142% to $2,748,461 from $1,135,241 for the year ended June 30, 2007.  The increase was a result of an increase in fees paid for accounting services in connection with the reverse merger, additional legal services in preparation of the reverse merger, increase in marketing expenses for marketing campaigns, tradeshows, and travel, and additional payroll (including payroll taxes) for administration, sales and production staff.  Additionally, we incurred $1,281,316 in non-cash compensation related to options granted and stock granted for services.

Forgiveness of Debt

During the year ended June 30, 2008, we benefited from $81,200 of forgiveness of debt related primarily to legal expenses incurred in relation to intellectual property as well as debt obligations repaid with common stock.

Unrealized Loss on Securities

During the year ended June 30, 2008, we wrote down the value of securities it received in fiscal 2007 for settlement of litigation and recorded a $14,000 unrealized loss on securities.

Interest Expense

Interest expense increased $2,182,853 to $2,402,724 during the year ended June 30, 2008 from $219,871 during the year ended June 30, 2007.  The increase in interest expense in directly related to our increased borrowings along with debt discount charges on convertible debt issued below market value.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $337,641 at June 30, 2008 compared to cash of $1,229,978 at June 30, 2007.  The $892,337 decrease in cash had a negative impact on our working capital.  Our working capital (i.e. the difference between current assets and current liabilities), increased to a net negative working capital of $952,396 at June 30, 2008 from a net positive working capital of $661,503 at June 30, 2007.

During the year ended June 30, 2008, we used $1,647,199 of cash for operating activities.  Cash used in operating activities funded our net loss of $5,005,943 for the year ended June 30, 2008 and increased inventories by $101,631 and increased other assets by $376,952.

Cash used in investing activities during the year ended June 30, 2008 was $435,679 solely for the purchase of equipment and demonstration units compared with $56,508 of cash used in investing activities during the year ended June 30, 2007 for the purchase of equipment, $10,051 and $46,457 for the purchase of intangible assets.

Cash provided by financing activities during the year ended June 30, 2008 was $1,190,541 as a result of the proceeds from notes payable, net of fees, in the amount of $1,535,000 offset by the repayment of notes payable totaling $344,459.  Cash provided by financing activities during the year ended June 30, 2007 was $1,714,221 as a result of the proceeds from notes payable, net of fees, in the amount of $1,745,000 offset by the repayment of notes payable totaling $30,779.

Prior to the merger of the Subsidiary into Provision, Provision issued 1,675,000 shares of common stock for debt for $1.00 per share and converted cashless options in to common stock equal to 1,000,000 shares at $1.00 per share.

During the year ended June 30, 2008, the Company issued 79,867 shares of its common stock for services rendered.  In addition, 240,000 shares were issued to its officers for services valued at $513,600. The shares had a fair market value of $82,500.

During July through September, 2008, the Company received $397,000 proceeds from the issuance of convertible notes payable.  The convertible notes bear interest at 10% and are due two years from the date of issuance.  In connection with the convertible notes, the Company issued 254,658 warrants to the note holders with an exercise price of $1.50.

Given our plans and expectation that we will need additional capital, we will need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants. The issuance of additional capital stock may dilute the ownership of the current stockholders.

Off Balance Sheet Arrangements

We do not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, and liquidity or capital expenditures.

 Critical Accounting Policies

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

Revenue Recognition- We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

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

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $5,000,000 in the current year and has negative working capital of approximately $550,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Accounting for Stock Option Based Compensation

Effective July 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95" using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to July 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after July 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company's APIC pool related to stock-based compensation for the year ended June 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of, Present fairly in conformity with generally accepted accounting principles". The Company does not believe the implementation of SFAS No. 162 will have a material impact on its consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and related financial notes, together with the report from Farber Hass Hurley LLP, are set forth immediately following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 30, 2008, we dismissed Jasper & Hill, PC as its principal independent accountant.  Effective April 30, 2008, we engaged Farber Hass Hurley LLP as its new principal independent accountant. Our board of directors has approved the dismissal of Jasper & Hill, PC and the appointment of Farber Hass Hurley LLP as our new principal independent accountants.

From the date of Jasper & Hill, PC’s appointment through the date of their dismissal on April 30, 2008, there were no disagreements between our company and Jasper & Hill, PC on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Jasper & Hill, PC would have caused Jasper & Hill, PC to make reference to the matter in its reports on our financial statements.

Prior to engaging Farber Hass Hurley LLP, we did not consult Farber Hass Hurley LLP regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered our financial statements, and neither a written report was provided to our company nor oral advice was provided that Farber Hass Hurley LLP concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Prior to engaging Farber Hass Hurley LLP, Farber Hass Hurley LLP has not provided our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our company’s new principal independent accountant from Jasper & Hill, PC to Farber Hass Hurley LLP.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2008, as further described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management has evaluated the ongoing effectiveness of our design and operation of our controls and procedures as of June 30, 2008, and identified the following:

Resources: We have limited number of personnel with requisite expertise in the key functional areas of finance and accounting.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting.

Audit Committee: We do not have, and are not required, to have an audit committee.  An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing an audit committee comprised of both management and outside board members in the future.

Management, including our Chief Executive Officer, has discussed internal controls with our independent registered public accounting firm.

Based upon this evaluation, our CEO has concluded that, without third-party specialists, our current disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO, to allow timely decisions regarding required disclosures. Management’s report is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of September 29, 2008 were as follows:

Name	Age	Position
Curt Thornton	52	Chief Executive Officer, Chairman, President, and Director
Robert Ostrander	54	Vice President, Sales, Business Development, Secretary and Director
Jeff Vrachan	53	Vice President, Engineering and Chief Technology Officer, and Director
Jon Corfino	49	Director

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Curt Thornton

Curt Thornton has been chief executive officer, president, chairman and a director of the Company since Mach 2008. Mr. Thornton is the founder of ProVision and has been chief executive officer, president, chairman and director of ProVision since our inception in December 2000.  Mr. Thornton has over 20 years of international executive experience in operations, manufacturing, engineering and sales driven companies. He has held senior executive positions at Iwerks Entertainment Corp., Northern Telecom and Tandon Computers. Mr. Thornton earned an MBA from Pepperdine University and a Bachelor’s degree in Engineering from Western Illinois University.

Robert Ostrander

Robert Ostrander has been Vice President, Sales, Business Development, secretary, and a director of the Company since March 2008. Mr. Ostrander has been President, Sales, Marketing, Business Development, secretary, and a director for ProVision since March 2001.

Mr. Ostrander has 20 years of sales and business development experience, both domestic and international. He has held senior positions in sales at Allied Domecq, Kraft Foods, Sara Lee and Welch Foods. He holds an MBA from Pepperdine University, and a B.S. from the State University of New York.

Jeff Vrachan

Jeff Vrachan has been Vice President Engineering, Chief Technology Officer, and a director of the Company since March 2008. Mr. Vrachan has been Vice President Engineering and Chief Technology Officer, and a director of ProVision since our inception in December 2000.

Prior to joining Provision, Mr. Vrachan served as a Project Manager, Engineering Manager and Operations Manager for high-tech companies such as Allied Signal, Mitsubishi Electronics and Southwestern Industries. Mr. Vrachan has a Bachelor’s degree in Electrical Engineering from the University of California and a second Bachelor’s degree in Business Management from the University of Phoenix.

Jon Corfino

Jonathan Corfino has been a director of the Company since March 2008. Mr. Corfino has been a director of ProVision since 2003. Mr. Corfino is a senior executive with 20 years experience in the theme park, location-based and interactive entertainment industry. Mr. Corfino is the founder of Attraction Media & Entertainment, Inc. and has been its chief executive officer since 2001. Mr. Corfino was president, location-based entertainment for Stan Lee Media, Inc. from 1999 to 2000. He was senior vice president in charge of production at Iwerks Entertainment, from 1993 to 1999, where he supervised the production and/or acquisition of over 30 specialty films for Simulation, Attraction and Large Format venues. Prior to Iwerks, from 1978 to 1991, Mr. Corfino worked in the Planning and Development group at MCA/Universal as a Project Manager. He was directly involved in the creative development and construction of a variety of projects and attractions, including "The Star Trek Adventure", "Back to the Future - The Ride”, "ET the Extraterrestrial" and studio center expansion plus special effects stages. Mr. Corfino holds a Bachelor of Arts degree from UCLA.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes. .

Nominating Committee

We do not have a nominating committee. The board of directors acts as the nominating committee and members of the board participate in the discussions. If the size of the board expands, the board will reconsider the need or desirability of a nominating committee.

Compensation Committee

We do not have a compensation committee. If the size of the board expands, the board will reconsider the need or desirability of a compensation committee.

For the fiscal year ending June 30, 2008, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2008 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics was filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, as filed with the SEC on July 14, 2006.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid in respect of ProVision’s Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for the last three completed fiscal years.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Curt Thornton	2008	$144,000	0	299,600	0	0	0	0	$443,600
Chief Executive Officer	2007	$144,000	0	0	0	0	0	0	$0
and Director	2006	$144,000	0	0	0	0	0	0	$0

Robert Ostrander	2008	$125,000	0	214,000	0	0	0	0	$339,000
Vice President, Sales, Business Development	2007	$125,000	0	0	0	0	0	0	$0
	2006	$125,000	0	0	0	0	0	0	$0
Jeff Vrachan Vice President Engineering and	2008	$125,000	0	0	0	0	0	0	$125,000
Chief Technology Officer	2007	$125,000	0	0	0	0	0	0	$0
	2006	$125,000	0	0	0	0	0	0	$0

W. Ross C. Corace*	2008	$0	0	0	0	0	0	0	$0
Former CEO, CFO	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0

Eric R. Thatcher**	2008	$0	0	0	0	0	0	0	$0
Former CEO, CFO	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0

Jeff A. Hanks***	2008	$0	0	0	0	0	0	0	$0
Former CEO, CFO	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0
______________
* W. Ross C. Corace was MailTec’s CEO from the date of inception to January 10, 2007.
** Eric R. Thatcher was MailTec’s CEO from January 10, 2007 to April 11, 2007.
*** Jeff A. Hanks was MailTec’s CEO from April 11, 2007 to March 4, 2008.

Employment Agreements

We are party to an employment agreement with Curt Thornton, dated May 30, 2006, pursuant to which Mr. Thornton serves as our chief executive officer, president and chairman. Pursuant to the terms of the agreement, Mr. Thornton receives a minimum annual base salary of $144,000, subject to increases in the sole discretion of our board of directors. Mr. Thornton is also eligible to receive an annual cash bonus in an amount determined by the board of directors, and is eligible to participate in ProVision’s annual equity participation program. The agreement has a term of five years, unless terminated earlier in accordance with the terms thereof. ProVision may terminate the agreement for cause. If ProVision terminates the agreement without cause, Mr. Thornton will receive one year’s annual salary for each full year of employment completed, the amount of the previous year’s bonus, and continuance of medical/dental benefits for a period of one year.

We are party to an employment agreement with Robert Ostrander, dated May 30, 2006, pursuant to which Mr. Ostrander serves as our vice president. Pursuant to the terms of the agreement, Mr. Ostrander receives a minimum annual base salary of $125,000, subject to increases in the sole discretion of our board of directors. Mr. Ostrander is also eligible to receive an annual cash bonus in an amount determined by the board of directors, and is eligible to participate in ProVision’s annual equity participation program. The agreement has a term of five years, unless terminated earlier in accordance with the terms thereof. ProVision may terminate the agreement for cause.

We are party to an employment agreement with Jeff Vrachan, dated May 30, 2006, pursuant to which Mr. Vrachan serves as our vice president. Pursuant to the terms of the agreement, Mr. Vrachan receives a minimum annual base salary of $125,000, subject to increases in the sole discretion of our board of directors. Mr. Vrachan is also eligible to receive an annual cash bonus in an amount determined by the board of directors, and is eligible to participate in ProVision’s annual equity participation program. The agreement has a term of five years, unless terminated earlier in accordance with the terms thereof. ProVision may terminate the agreement for cause.

Director Compensation

No director of ProVision received any compensation for services as director for the year ended June 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of September 30, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Curt Thornton	6,865,200	(3)	27.87%
Robert Ostrander	2,500,000	(4)	9.92%
Jeff Vrachan	2,440,000		10.08%
Jon Corfino	200,000		0.83%
Catalpa Enterprises, Ltd. 155 Edgehill Dr. Kitchener Ontario Canada N2P2C6	3,394,800		14.03%

All officers and directors as a group (4 persons owning stock)	11,465,200		47.52%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Provision Holding, Inc. 9253 Eton Avenue, Chatsworth, California 91311.

(2)
Applicable percentage ownership is based on 24,206,353 shares of common stock outstanding as of September 30, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 140,000 shares receivable upon exercise of a warrant.

(4)	Includes 100,000 shares receivable upon exercise of a warrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our financial statements for the fiscal year ended June 30, 2007 were audited by Jasper & Hill, PC (“Jasper & Hill”). On April 30, 2008, our board of directors dismissed Jasper & Hill as our independent registered accounting firm and appointed Farber Hass Hurley LLP (“Farber Hass Hurley”) to serve as our independent registered accounting firm. We also changed our fiscal year to June 30, which is the fiscal year of Provision.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by Farber Hass Hurley

The following is a summary of the fees for professional services rendered by Farber Hass Hurley for the year ended June 30, 2008.

Fee Category	2008
Audit fees	$48,875
Audit-related fees
Tax fees
Other fees
Total Fees	$48,875

Audit fees.    Audit fees represent fees for professional services performed by Farber Hass Hurley LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    We did not incur any other fees for services performed by Farber Hass Hurley LLP, other than the services covered in "Audit Fees" for the fiscal year ended June 30, 2008.

Tax Fees. We did not incur any fees for tax services performed by Farber Hass Hurley LLP.

Other fees.     Farber Hass Hurley LLP did not receive any other fees during 2008.

Services rendered by Jasper & Hill

The following is a summary of the fees for professional services rendered by Jasper & Hill for the year ended June 30, 2007.

Fee Category	2007
Audit fees	$4,500
Audit-related fees	$0
Tax fees	$0
Other fees	$0
Total Fees	$4,500

Audit fees.    Audit fees represent fees for professional services performed by Jasper & Hill for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    We did not incur any other fees for services performed by Jasper & Hill other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2007.

Tax Fees. We did not incur any fees for tax services performed by Jasper & Hill.

Other fees. Jasper & Hill did not receive any other fees during 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation of MailTec, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008)
3.2	Restated Bylaws of Provision Holding, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008)
10.1
Agreement and Plan of Merger by and among MailTec, Inc., ProVision Merger Corp and Provision Interactive Technologies, Inc. (previously filed as an exhibit to Amendment No.1 to Form 8-K filed with the Securities and Exchange Commission on March 3, 2008)

10.2
Amended and Restated Agreement and Plan of Merger by and among MailTec, Inc., ProVision Merger Corp and Provision Interactive Technologies, Inc. (previously filed as an exhibit to Amendment No. 2 to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008)

10.3
Employment Agreement, dated May 30, 2006, by and between Provision Interactive Technologies, Inc. and Curt Thornton (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.4
Employment Agreement, dated May 30, 2006, by and between Provision Interactive Technologies, Inc. and Robert Ostrander (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.5
Employment Agreement, dated May 30, 2006, by and between Provision Interactive Technologies, Inc. and Jeff Vrachan (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.6	Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
10.8
Joint Venture Contract, by and between Provision Interactive Technologies, Inc. and Guoshengruiming Co., Ltd. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.9
International Distributor Agreement, dated August 7, 2006, by and between Provision Interactive Technologies, Inc. and Datavoice Solutions Corporation (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.10
Distributor Agreement, dated July 7, 2005, by and between Provision Interactive Technologies, Inc. and National Data Japan Co., Ltd. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.14
International Distributor Agreement, dated June 26, 2007, by and between Provision Interactive Technologies, Inc. and Nam Tien New Technology Joint Stock Company (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.15
Marketing Agreement, dated February 28, 2007, by and between Intel Corporation and Provision Interactive Technologies, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.16
International Distributor Agreement, dated July 21, 2006, by and between Provision Interactive Technologies, Inc. and 3 Boyut Tanitim Ve Refklamcilik Hizmetler (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.17
International Distributor Agreement, dated July 22, 2006, by and between Provision Interactive Technologies, Inc. and Beyaz Ileisim Teknolojileri Yazihm Insaat Sanayi Ve Dis Ticaret Limited Sirketi (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.20
International Distributor Agreement, dated June 20, 2006, by and between Provision Interactive Technologies, Inc. and Trendform Ou (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.21
International Distributor Agreement, dated July 3, 2007, by and between Provision Interactive Technologies, Inc. and Mas Dimensiones Sociedad Cooperativa De Responsabilidad Limitada (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.22
International Distributor Agreement, dated June 26, 2007, by and between Provision Interactive Technologies, Inc. and Nam Tien New Technology Joint Stock Company (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.24
Strategic Alliance and Purchase Agreement, dated October 19, 2006, by and among Provision Interactive Technologies, Inc., Studio One Media, Inc., and Xtreme Technologies and Media Groups, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.25
Sales and Marketing Agreement, dated February 1, 2006, by and between Provision Interactive Technologies, Inc. and The Benites Group, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.26
Sales and Marketing Agreement, dated November 9, 2006, by and between Provision Interactive Technologies, Inc. and Kimmelman Neil Group (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

10.30
Sales and Marketing Agreement, dated October 27, 2006, by and between Provision Interactive Technologies, Inc. and Wonderworks Media Limited (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

16.1	Letter from Jasper & Hill, PC, dated April 30, 2008 (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2008)
21	List of Subsidiaries (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
99.1	Pro forma financial information (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVISION HOLDING, INC.

Dated: October 14, 2008	By:	/s/ Curt Thornton
Name: Curt Thornton
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on October 14, 2008, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Curt Thornton	Chief Executive Officer, Chairman of the Board, President and Director
Curt Thornton	(Principal Executive Officer and Principal Financial Officer)

/s/ Robert Ostrander	Vice President, Sales, Business Development,
Robert Ostrander	Secretary and Director

/s/ Jeff Vrachan	Vice President, Engineering,
Jeff Vrachan	Chief Technology Officer and Director

/s/ Jon Corfino	Director
Jon Corfino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PROVISION HOLDING, INC.:

We have audited the accompanying consolidated balance sheet of Provision Holding, Inc. (the "Company") as of June 30, 2008, and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2008, and the results of its operations and its cash flows for the year ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has incurred a loss of approximately $5,000,000 in the current year and has negative working capital of approximately $1,000,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in the notes to the consolidated financial statements.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Camarillo, California
September 30, 2008

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PROVISION INTERACTIVE TECHNOLOGIES, INC.:

We have audited the accompanying balance sheet of Provision Interactive Technologies, Inc. (the "Company") as of June 30, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Tignino & Lutz Accountancy Corporation

Westlake Village, California
November 16, 2007

PROVISION HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007 (as restated)

ASSETS

CURRENT ASSETS

Cash	$337,641	$1,229,978
Accounts receivable	-	705
Inventory	322,793	221,162
Investments	6,000	20,000

TOTAL CURRENT ASSETS	666,434	1,471,845

EQUIPMENT, net of accumulated depreciation	541,568	123,570

PREPAID FINANCING COSTS	125,464	206,194

INTANGIBLE, net of accumulated amortization	137,556	116,605

TOTAL ASSETS	$1,471,022	$1,918,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$299,152	$269,142
Accrued interest	325,495	201,375
Payroll taxes payable	-	39,100
Deferred income	-	52,140
Loss contingency payable	592,312	592,312
Current portion of long-term debt	401,821	979,279

TOTAL CURRENT LIABILITIES	1,618,780	2,133,348

NOTES PAYABLE, net of current portion	220,438	396,342

TOTAL LIABILITIES	1,839,218	2,529,590

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 24,446,353 and 21,364,312, respectively	24,446	21,364
Additional paid-in capital	11,317,575	6,071,534
Accumulated deficit	(11,710,217)	(6,704,274)

TOTAL STOCKHOLDERS’ DEFICIT	(368,196)	(611,376)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,471,022	$1,918,214

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 (as restated)

	2008	2007 (as restated)

REVENUES	$529,301	$622,799

COST OF REVENUES	290,292	257,188

GROSS PROFIT	239,009	365,611

EXPENSES
General and administrative	2,748,461	1,135,241
Research and development	157,767	200,171

TOTAL EXPENSES	2,906,228	1,335,412

(LOSS) FROM OPERATIONS	(2,667,219)	(969,801)

OTHER INCOME (EXPENSE)
Forgiveness of debt	81,200	-
Other income	-	20,248
Other expense		(625,200)
Unrealized loss on securities	(14,000)	-
Interest expense	(2,402,724)	(219,871)

TOTAL OTHER INCOME (EXPENSE)	(2,335,524)	(824,823)

(LOSS) BEFORE INCOME TAXES	(5,002,743)	(1,794,624)

Income tax expense	3,200	-

NET (LOSS)	$(5,005,943)	$(1,794,624)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.20)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	24,446,353	21,364,312

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 (as restated)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, June 30, 2006, as originally reported, recapitalized	21,364,312	$21,364	$5,175,519	$(4,160,000)	$1,036,883

Net adjustments	-	-	(564,665)	(749,650)	(1,314,315)

Balance, June 30, 2006, as restated	21,364,312	21,364	4,610,854	(4,909,650)	(277,432)

Issuance of stock options	-	-	226,048	-	226,048

Debt discount	-	-	1,234,632	-	1,234,632

Net (loss) for the year
Ended June 30, 2007	-	-	-	(1,794,624)	(1,794,624)

Balance, June 30, 2007 (as restated)	21,364,312	21,364	6,071,534	(6,704,274)	(611,376)

Issuance of common stock for debt	1,675,000	1,675	1,673,325	-	1,675,000

Issuance of common stock for
interest expense	87,174	87	87,087	-	87,174

Issuance of common stock for
services	319,867	320	595,780	-	596,100

Conversion of options	1,000,000	1,000	216,875	-	217,875

Issuance of stock options	-	-	549,841	-	549,841

Debt discount	-	-	2,123,133	-	2,123,133

Net (loss) for the year
Ended June 30, 2008	-	-	-	(5,005,943)	(5,005,943)

Balance, June 30, 2008	24,446,353	$24,446	$11,317,575	$(11,710,217)	$(368,196)

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 (as restated)

	2008	2007 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,005,943)	$(1,794,624)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	1,281,316	226,048
Forgiveness of debt	(81,200)	-
Depreciation expense	17,681	17,285
Amortization	1,944	1,741
Unrealized loss on securities	14,000	-
Amortization of debt discount	1,953,507	101,593
Common stock issued for services	82,500	-
Shares received for litigation settlement	-	(20,000)
Loss contingency	-	592,312
Changes in operating assets and liabilities:
Accounts receivable	705	3,390
Prepaid expenses	-	2,321
Due from shareholder	-	111,489
Inventory	(101,631)	42,483
Accounts payable and accrued liabilities	69,745	156,723
Payroll taxes payable	(39,100)	38,772
Accrued interest	211,417	-
Deferred income	(52,140)	(157,415)
NET CASH (USED) BY OPERATING ACTIVITIES	1,647,199	(677,882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(435,679)	(10,051)
Purchase of intangible assets	-	(46,457)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITES	(435,679)	(56,508)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, net of fees	1,535,000	1,745,000
Prepayments of notes payable	(344,459)	(30,779)
NET CASH PROVIDED BY FINANCING ACTIVITES	1,190,541	1,714,221

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(892,337)	979,831
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	1,229,978	250,147
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$337,641	$1,229,978

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 (as restated)

	2008	2007 (as restated)

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$42,551	$21,180
Taxes paid	$3,200	$-

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Issuance of 1,675,000 shares of common stock for debt conversion	$1,675,000	$-

Issuance of 87,174 shares of common stock for interest expense	$87,174	$-

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 (as restated)

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Business Description

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

The Company is focused on the development and distribution of Provision’s patented three-dimensional, holographic interactive displays focused at grabbing and holding consumer attention particularly and initially in the advertising and product merchandising markets.  The systems display a moving 3D image size to forty inches in front of the display, projecting a digital video image out into space detached from any screen, rendering truly independent floating images featuring high definition and crisp visibility from far distances.  The nearest comparable to this technology can be seen in motion pictures such as Star Wars and Minority Report, where objects and humans are represented through full-motion holograms.

Provision’s proprietary and patented display technologies and software, and innovative solutions aim to attract consumer attention.  Currently THE Company has multiple contracts to place Provision’s products into large California grocery stores, independent Hispanic grocery stores, as well as signed agreements with advertising agents to sell ad space to Fortune 500 customers. Given the technology’s potential in the advertising market, the Company is focused on creating recurring revenue streams from the sale of advertising space on each unit.

Restatement

The consolidated financial statements have been restated for the year ended June 30, 2007 to account for: (1) the capitalization of certain costs as Intangible Assets; (2) the valuation of warrants issued in connection with convertible debentures (and the related amortization of the debt discount); and (3) the application of accounting for stock compensation from 2003 through 2007. The net impact of these corrections on fiscal 2006 was to reduce total assets by approximately $1.8 million, reduce liabilities by approximately $480,000 and increase the accumulated deficit by approximately $750,000. The net impact of these corrections on fiscal 2007 was to reduce total assets by approximately $1.3 million, reduce total liabilities by approximately $1.6 million and increase the net loss by approximately $400,000.

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $5,000,000 in the current year and has negative working capital of approximately $550,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2008 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents.  The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  As of June 30, 2008, the Company had $193,695 in cash at one financial institution in excess of the federally insured amount

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Intangibles

Intangibles represent primarily costs incurred in connection with patent applications.  Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.

Impairment of Long-Lived Assets and Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There were no impairment losses recognized in fiscal 2008 or 2007.

Revenue Recognition

The Company uses the accrual method of accounting. Sales are recognized when goods are shipped and title has passed.  Revenue from licensing, distribution and marketing agreements is recognized over the term of the contract.

Significant Customers

During fiscal years ended June 30, 2008 and 2007, no single customer accounted for more than 10% of the Company’s net sales.

Research and Development Costs

The Company charges all research and development costs to expense when incurred.  Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

Depreciation and Amortization

The Company depreciates its property and equipment using the straight-line method with estimated useful lives from three to seven years.  For federal income tax purposes, depreciation is computed using an accelerated method.

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as a component of Costs of Products Sold in the Statement of Operations.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was approximately $186,552 and $-0- in  2008 and 2007, respectively.

Accounting for Stock Option Based Compensation

Effective July 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to July 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after July 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company’s APIC pool related to stock-based compensation for the year ended June 30, 2008.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008, the Company had debt instruments outstanding that can potentially be converted into 3,890,000 shares of common stock.

Reclassification

Certain reclassifications have been made to conform the prior period amounts to the June 30, 2008 amounts for comparative purposes.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of, Present fairly in conformity with generally accepted accounting principles". The Company does not believe the implementation of SFAS No. 162 will have a material impact on its consolidated financial statements.

NOTE 2 INVENTORY

Inventory consists of the following:

	June 30, 2008	June 30, 2007

Raw materials	$170,493	$107,123
Work in process	125,715	114,039
Finished goods	26,585	-

Total	$322,793	$221,162

NOTE 3 EQUIPMENT, net

Equipment consists of the following:

	June 30, 2008	June 30, 2007

Furniture and fixtures	$17,018	$13,486
Computer equipment	18,899	18,899
Equipment	166,602	127,629
Demo units	162,915	82,944
BDEO Kiosks	313,203	-
	678,637	242,958

Less accumulated depreciation	(137,069)	(119,388)

Total	$541,568	$123,570

NOTE 4 INTANGIBLES, net

Intangibles consist of the following:

	June 30, 2008	June 30, 2007

Intellectual property	$145,017	$122,122

Less accumulated amortization	(7,461)	(5,517)

Total	$137,556	$116,605

NOTE 5 NOTES PAYABLE

On March 8, 2004, the Company issued $750,000 of convertible debt with warrants to purchase 500,000 shares of common stock. The notes are convertible at the option of the holder at a conversion price of $2.50 per share. During the five-year note term, the interest rate shall be eight percent the first year, seven percent the second year, six percent the third year, five percent the fourth year, and four percent the fifth year. Under EITF 98-5 and 00-27, the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes A debt discount of $637,889 was recorded thereby reducing the carrying value of the convertible note payable with a corresponding increase to additional paid-in capital. The debt discount is being amortized to interest expense over the term of the note payable.

In May of 2007 the Company issued $1,000,000 of convertible debt with warrants to purchase 1,000,000 shares of common stock. The note is convertible at the option of the holder at a conversion price of $1.00 per share. The note pays interest at a rate of 10% per annum and had an original term of one year which has been extended for an additional two years. Under EITF 98-5 and 00-27, the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes. These discounts, totaling $1,000,000 will be amortized and charged to interest expense over the term of the notes using the effective interest rate method.

During May and June of 2007, the Company issued $745,000 of convertible debt with warrants to purchase 372,500 shares of common stock. The notes are automatically convertible at $1.00 per share into common stock of the Company at the time it consummated a reverse merger with a publically traded company.. The notes had a three year term and bore interest of 10% per annum. Interest will accrue and can be converted with the note.  Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes. These discounts, totaling $ 745,000, were to be amortized and charged to interest expense over the term of the notes using the effective interest rate method. The notes converted in February 2008 into 745,000 shares of common stock. As a result, the unamortized debt discount was charged to interest expense.

During the fiscal year ended 2008, the Company issued $930,000 of convertible debt with warrants to purchase 465,000 shares of common stock. The notes are automatically convertible at $1.00 per share  into common stock of the Company at the time it consummated a reverse merger with a publically traded company.. The notes had a three year term and bore interest of 10% per annum. Interest will accrue and can be converted with the note.  Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes. These discounts, totaling $930,000, were to be amortized and charged to interest expense over the term of the notes using the effective interest rate method. The notes converted in February 2008 into 930,000 shares of common stock. As a result, the unamortized debt discount was charged to interest expense.

In May of 2008, the Company issued $500,000 of convertible debt with warrants to purchase 333,333 shares of common stock. The note is convertible at the option of the holder at a conversion price of $.75 per share. The note pays interest at a rate of 10% per annum and is due 24 months from the date of issuance. Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes. These discounts, totaling $500,000 will be amortized and charged to interest expense over the term of the notes using the effective interest rate method.

In June of 2008, the Company issued $65,000 of convertible debt with warrants to purchase 43,332 shares of common stock. The note is convertible at the end of two years from the date of the note at a conversion price of $.75 per share. The note pays interest at a rate of 10% per annum and is due June 2010. Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes. These discounts, totaling $20,838 will be amortized and charged to interest expense over the term of the notes using the effective interest rate method.

In June of 2008, the Company issued $40,000 of convertible debt with warrants to purchase 26,664 shares of common stock. The note is convertible at the option of the holder at a conversion price of $.75 per share. The note pays interest at a rate of 10% per annum and is due June 2010. Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes. These discounts, totaling $27,269 will be amortized and charged to interest expense over the term of the notes using the effective interest rate method.

Notes payable consist of the following:

	June 30, 2008	June 30, 2007

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to June 2010 convertible into common stock at a rate of $0.50 to $1.50 per share.	$1,605,000	$1,745,000

Convertible note payable, annual interest rates range from 8% to 4%, due March 8, 2009, convertible into common stock at a rate of $1 per share.	750,000	750,000

Loan payable to a bank, due in monthly installments of $2,500, due May 29, 2008.	-	42,796

Lease payable due in monthly installments of $1,417, secured by equipment, due August 16, 2009.	-	14,343

Note payable to a private company, 10% interest per annum, and entire balance in default as of June 30, 2007.	-	250,000

Note payable to an individual, 10% interest per annum, due December 31, 2007.	-	25,000

Note payable to a shareholder, 10% interest per annum, due December 31, 2007.	-	24,600

Unamortized debt discount	(1,731,241)	(1,476,218)

	622,259	1,375,521

Less current portion	(401,821)	(979,279)

Notes payable, net of current portion	$220,438	$396,242

NOTE 6 COMMITTMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease.  Rent expense for the years ended June 30, 2008 and 2007 was $74,024 and $73,824, respectively.

Royalty Fees - The Company has entered into a royalty agreement with another company. The other entity’s technology has certain characteristics and properties used in conjunction with the Company’s products. The agreement requires royalties to be paid at 4% of applicable sales. The Company is currently in contract negotiations to purchase the other entity’s patent. Royalty expense for the years ended June 30, 2008 and 2007 was $4,944 and $18,430, respectively.

NOTE 7 EQUITY

Common Stock

During December 2007, the Company issued 240,000 shares of its common stock to two officers for services rendered.  The shares had a fair market value of $513,600.

During February 2008, the Company issued 1,675,000 and 87,174 shares of its common stock in payment of principal and interest, respectively, for convertible debt.  The shares had a fair market value of $1,675,000 and $87,174, respectively.

During the year ended June 30, 2008, the Company issued 79,867 shares of its common stock for services rendered.  The shares had a fair market value of $82,500.

Warrants

During May and June 2007, the Company issued warrants to purchase 372,500 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $1.50 per share and expire three years from the date of issue.

On May 7, 2007 the Company issued warrants to purchase 1,000,000 shares of common stock in connection with convertible notes. These warrants have an exercise price of $1.50 and expire three years from the date of issuance.

During July, August, and September 2007 the Company issued warrants to purchase 127,500 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $1.50 per share and expire three years from the date of issue.

From October to February 1, the Company issued 337,500 warrants to purchase shares of common stock in connection with convertible notes. The warrants have an exercise price of $1.50 per share and expire three years from the date of issue.

On May 19, 2008 the Company issued 333,333 warrants to purchase shares of common stock in connection with convertible notes. These warrants have an exercise price of $1.50 and expire three years from the date of issuance.

During June 2008, the Company issued 69,996 warrants to purchase shares of common stock in connection with convertible notes. These warrants have an exercise price of $ 1.50 and expire three years from the date of  issuance.
Stock Option Plan

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).  As of June 30, 2008, there were 3,886,649 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of June 30, 2008, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock.  Options vest at rates set by the Board, not to exceed five year and are exercisable up to ten years from the date of issuance.   The option exercise price is set by the Board at time of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

Stock option transactions for fiscal years 2007 and 2008 are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2006	1,322,971	$1.07
Granted	382,500	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2007	1,705,471	$1.07
Granted	432,413	$1.50
Exercised	(1,000,000)	-
Expired	(24,533)	$(0.84)
Outstanding, June 30, 2008	1,113,351	$1.50
Exercisable, June 30, 2008	1,113,351	$1.50

The intrinsic value of options exercised in fiscal years 2008 and 2007 was approximately $731,475 and $0, respectively.

Information regarding stock options outstanding as of June 30, 2008 is as follows:

	Options Outstanding and Exercisable
Price Range	(in 000s) Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.50	1,113,351	$1.50	2.50

The Company accounts for stock-based incentives plans, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The following table summarizes the assumptions and variables used to compute the weighted average fair value of stock option grants:

	Year Ended
	June 30, 2008	June 30, 2007
Option Plan Shares:
Expected term (in years)	5 to 10	5 to 10
Volatility	13.2% to 34.8%	0% to 15.4%
Expected dividend	0%	0%
Risk-free interest rate	2.15% to 4.91%	2.34% to 4.88%
Weighted-average grant date fair value	$0.88	$0.59

Under the provisions of SFAS No. 123(R), the Company recorded $731,475 and $226,048 of stock compensation expense in our consolidated statements of operations for the years ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, there was $36, 313 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of two months.

NOTE 8 INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts  expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes.  At June 30, 2008 and 2007, deferred income tax assets, which are fully reserved, were comprised primarily of the Net operating loss carryforwards  of approximately $2,700,000 and $2,000,000, respectively.

The valuation allowance increased by approximately $700,000 and $470,000 during  the  years  ended  June  30,  2008 and 2007,  as a result of the increase in the Net Operating Carryforwards.

For federal income  tax  purposes,  the  Company  has  net  operating loss carryforwards of approximately $8,900,000 as of June 30, 2008 that expire through 2028.  Additionally,  the  ultimate utilization  of net  operating  losses  may be  limited  by  change  of  control provision under section 382 of the Internal Revenue Code.

Income tax expense for 2008, and 2007  consists  of the  minimum  state franchise tax.

NOTE 9 LEGAL PROCEEDINGS

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

Effective November 30, 2007, the Superior Court of California entered a default judgment against Betacorp Management, Inc. The final judgment in the amount of $3,337,000 is expected within the next 45 to 60 days. No gain provision has been reflected in the accompanying financial statements.

While a Texas arbitrator rendered an award against the Company for $592,312, management feels once they receive a final judgment in the California case, as well as, the outcome from its appeal, the effect for the Company could result in a net gain ranging from $2,744,688 to $3,337,000.

The Company has filed suit against one of its distributors for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation and coercion. Based upon the information provided by the Company’s counsel, the court has issued a preliminary award in favor of the Company. At this time, the estimated amount is $226,222. No gain provision has been reflected in the accompanying financial statements.

NOTE 10 SUBSEQUENT EVENTS (UNAUDITED)

Convertible Debt

During July through September, 2008, the Company received $397,000 proceeds from the issuance of convertible notes payable.  The convertible notes bear interest at 10% and are due two years from the date of issuance.  In connection with the convertible notes, the Company issued 254,658 warrants to the note holders with an exercise price of $1.50.