Form 10-Q
period 2008-09-30
Provision Holding, Inc.
filed 2008-11-19
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-127347

PROVISION HOLDING, INC.
 (Exact Name of registrant as specified in its charter)

Nevada	20-0754724
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes ☐   No ☒

As of November 19, 2008, the issuer had 24,446,353 outstanding shares of common stock.

TABLE OF CONTENTS

Page
Item 1.	Financial Statements
PART II
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
		19
	SIGNATURES	20

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	June 30, 2008

ASSETS

CURRENT ASSETS

Cash	$253,333	$287,641
Accounts receivable	19,884	-
Inventory	305,458	322,793
Investments	3,000	6,000

TOTAL CURRENT ASSETS	581,675	616,434

EQUIPMENT, net of accumulated depreciation	542,794	541,568

PREPAID FINANCING COSTS	151,946	125,464

INTANGIBLES, net of accumulated amortization	140,238	137,556

TOTAL ASSETS	$1,416,653	$1,421,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$271,867	$299,152
Accrued interest	370,261	325,495
Loss contingency payable	592,312	592,312
Current portion of long-term debt	641,196	401,821

TOTAL CURRENT LIABILITIES	1,875,636	1,618,780

NOTES PAYABLE, net of debt discount and current portion	187,636	220,438

TOTAL LIABILITIES	2,063,272	1,839,218

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 24,446,353	24,446	24,446
Additional paid-in capital	11,600,307	11,317,575
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(12,221,372)	(11,710,217)

TOTAL STOCKHOLDERS’ DEFICIT	(646,619)	(418,196)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,416,653	$1,421,022

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

REVENUES	$266,327	$204,211

COST OF REVENUES	129,323	106,804

GROSS PROFIT	137,004	97,407

EXPENSES
General and administrative	440,301	1,020,438
Research and development	33,971	38,887

TOTAL EXPENSES	474,272	1,059,325

(LOSS) FROM OPERATIONS	(337,268)	(961,918)

OTHER INCOME (EXPENSE)
Unrealized loss on securities	(3,000)	-
Interest expense	(170,887)	(83,217)

TOTAL OTHER INCOME (EXPENSE)	(173,887)	(83,217)

(LOSS) BEFORE INCOME TAXES	(511,155)	(1,045,135)

Income tax expense	-	-

NET (LOSS)	$(511,155)	$(1,045,135)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	24,446,353	21,364,312

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(511,155)	$(1,045,135)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	36,313	604,310
Depreciation expense	38,546	4,420
Amortization	624	486
Unrealized loss on securities	3,000	-
Amortization of debt discount	85,992	74,203
Changes in operating assets and liabilities:
Accounts receivable	(19,884)	705
Inventory	17,335	(34,088)
Prepaid financing costs	27,068	-
Accounts payable and accrued liabilities	(27,285)	(128,592)
Accrued interest	44,766	-
NET CASH (USED) BY OPERATING ACTIVITIES	(304,680)	(523,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(39,772)	(16,229)
Patents	(3,306)	-
NET CASH (USED) PROVIDED BY INVESTING ACTIVITES	(43,078)	(16,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, net of fees	313,450	226,750
Prepayments of notes payable	-	(160,585)
NET CASH PROVIDED BY FINANCING ACTIVITES	313,450	66,165

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(34,308)	(473,755)

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	287,641	1,229,978

CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$253,333	$756,223

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (as restated)
(UNAUDITED)

	2008	2007

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$12,500	$9,014
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1                                ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of operating results that may be expected for the year ending June 30, 2009.

Accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, stockholders’ equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. Actual results could differ from those estimates.

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $511,000 in the current period and has negative working capital of approximately $1,300,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2008, the Company had cconvertible debt, stock options, and warrants that can potentially be converted into 5,700,000 shares of common stock.

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassification

Certain reclassifications have been made to conform the prior period amounts to the September 30, 2008 amounts for comparative purposes.

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

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 2                                INVENTORY

Inventory consists of the following:

September 30, 2008

Raw materials	$148,678
Work in process	102,980
Finished goods	53,800

Total	$305,458

NOTE 3                                EQUIPMENT, net

Equipment consists of the following:

September 30, 2008

Furniture and fixtures	$17,018
Computer equipment	27,079
Equipment	166,602
Demo units	60,040
3DEO Kiosks	447,670
718,409

Less accumulated depreciation	(175,615)

Total	$542,794

PROVISION HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4                                NOTES PAYABLE

Notes payable consist of the following:

September 30, 2008

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to September 2010 convertible into common stock at a rate of $0.75 to $1.50 per share.	$1,972,000

Convertible note payable, annual interest rates range from 8% to 4%, due March 8, 2009, convertible into common stock at a rate of $1 per share.	750,000

Unamortized debt discount	(1,893,168)

828,832

Less current portion	(641,196)

Notes payable, net of current portion	$187,636

NOTE 5                      LEGAL PROCEEDINGS

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

Effective November 30, 2007, the Superior Court of California entered a default judgment against Betacorp Management, Inc. The final judgement was in the amount of $3,337,000. No gain provision has been reflected in the accompanying financial statements because of doubtful collections.

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

We are also developing and marketing several new point-of-purchase, and other devices, tailored to specific industries that are currently in Pilot Programs with major international companies or readying to begin shortly; including the medical, entertainment, government and home markets.  In addition to selling the hardware for our patented three-dimensional, holographic interactive video displays, we are building our business into a digital media company offering advertising on a network of our 3D holographic video displays.

One of our new products is known as the “HL40 Diamond”, an extraordinary 3D holographic video display system, to the retailing and advertising industries is smaller and lighter than its predecessor, the HL40C.   Used to promote all type of products and services, the HL40D is a powerful tool to break through the clutter of traditional in store advertising and merchandising.  Our other powerful 3D products can be used for a wide variety of interactive applications including order-taking and information retrieval.

Significant Events and Trends

Our floating image display technologies have multiple market applications across a broad spectrum of industries.  Extensive audience migration across and within media categories is driving major shifts in advertising spending, benefiting captive, auditable media vehicles.  Traditional media vehicles like radio, TV, newspapers and magazines continue to lose audience share and advertising dollars to new media vehicles, which include the point-of-purchase or wherever there might be a captive audience.  The current media and traditional displays (TV, LCD and Plasma screens) are stale and ubiquitous resulting in significant ineffectiveness.

Launching our first products into grocery stores, we have developed a new patent pending application. Known as the “3DEO Rewards Center” or “3DEO”, this device projects 3D video advertisements and allows consumers to print coupons as well as receive non-cash awards. The 3DEO device provides food companies and other advertisers with a new way of promoting their products at the point of purchase, where consumers are making seventy percent of their buying decisions.

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

Results of Operations

Revenue and Cost of Revenue

Revenues for the three months ended September 30, 2008 increased 30% to $266,327 from $204,211 for the three months ended September 30, 2007.  Included in revenues for the three months ended September 30, 2008 is $3,100 of advertising revenues generated by our internal sales efforts on our 3DEO kiosk program inside Fred Meyer stores where we sell 3D holographic advertising and coupons, and $263,227 from the sale of our product coming from international distributors and the beginning shipment of our Studio One purchase agreement. We expect advertising revenues to continue to increase slowly through the remainder of this year.  While a few advertisers continue to test the success of our 3DEO kiosk program in the Portland market, all of the industry’s advertising budgets for 2008 were completed in 2007, prior to the market launch of our 3DEO kiosk program.  We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

We had a gross margin percentage of 51% for the three months ended September 30, 2008 compared to a gross margin percentage of 48% for the three months ended September 30, 2007.  The decrease in gross margin percentage was a result of reducing the sales price on certain older models.  This discount sale on our older product is expected to continue through the middle of fiscal 2009.

Expenses

General and administrative expenses for the three months ended September 30, 2008 decreased 57% to $440,301 from $1,020,438 for the three months ended September 30, 2007.  The decrease was the result of $604,310 of non-cash stock compensation recognized during the three months ended September 30, 2007.  This decrease was partially offset by an increase in fees paid for accounting services in connection with the reverse merger, additional legal services in preparation of the reverse merger, increase in marketing expenses for marketing campaigns, tradeshows, and travel, and additional payroll (including payroll taxes) for administration, sales and production staff.

Interest Expense

Interest expense increased 105% to $170,887 during the three months ended September 30, 2008 from $83,217 during the three months ended September 30, 2007.  The increase in interest expense in directly related to our increased borrowings along with debt discount amortization on convertible debt.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $253,333 at September 30, 2008 compared to cash of $287,641 at June 30, 2008.   Our working capital deficit increased to $1,293,961 at September 30, 2008 from a deficit of $1,002,346 at June 30, 2008. The primary reason for the increase in the working capital deficit was the amortization of approximately $240,000 of debt discount.

During the three months ended September 30, 2008, we used $304,680 of cash for operating activities versus $523,691 during the three months ended September 30, 2007.  The primary difference was the reduction of liabilities and purchases of inventory in 2007 and the increase in accrued interest during 2008 on the increased debt.

Cash used in investing activities during the three months ended September 30, 2008 and 2007 was $43,078 and $16,229, respectively.  During the three months ended September 30, 2008, we used $39,772 to purchase additional equipment to support our infrastructure. During the three months ended September 30, 2007 we used $16,229 to purchase equipment.

Cash provided by financing activities during the three months ended September 30, 2008 was $313,450 as a result of the proceeds from notes payable ($367,000), net of fees ($53,550) Cash provided by financing activities during the three months ended September 30, 2007 was $66,165 as a result of the proceeds from notes payable, net of fees, in the amount of $226,750 offset by the repayment of notes payable totaling $160,585.

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

Revenue Recognition   We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

Impairment of Long-Lived Assets   We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

Going Concern   These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $511,000 in the current period and has negative working capital of approximately $1,300,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company's APIC pool related to stock-based compensation for the three months ended September 30, 2008.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective November 30, 2007, the Superior Court of California entered a default judgment against Betacorp Management, Inc. The final judgement as in the amount of $3,337,000. No gain provision has been reflected in the accompanying financial statements because of doubtful collections.

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

PROVISION HOLDING, INC.

November 19, 2008	By:	/s/ Curt Thornton
Curt Thornton
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Director