Form 10-Q
period 2008-12-31
Provision Holding, Inc.
filed 2009-02-23
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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
Yes ☐   No ☒

As of  February 10, 2009, the issuer had 24,915,372 outstanding shares of common stock.

TABLE OF CONTENTS

PART I

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (Unaudited)	June 30, 2008

ASSETS

CURRENT ASSETS

Cash	$115,193	$287,641
Accounts receivable	600	-
Inventory	245,152	322,793
Investments	3,000	6,000

TOTAL CURRENT ASSETS	363,945	616,434

EQUIPMENT, net of accumulated depreciation	530,204	541,568

PREPAID FINANCING COSTS	143,156	125,464

INTANGIBLES, net of accumulated amortization	139,614	137,556

TOTAL ASSETS	$1,176,919	$1,421,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$327,168	$299,152
Accrued interest	424,134	325,495
Unearned revenue	76,374	-
Loss contingency payable	592,312	592,312
Current portion of long-term debt	706,478	401,821

TOTAL CURRENT LIABILITIES	2,126,466	1,618,780

NOTES PAYABLE, net of debt discount and current portion	322,515	220,438

TOTAL LIABILITIES	2,448,981	1,839,218

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 24,915,372 and 24,446,353, respectively	24,915	24,446
Additional paid-in capital	11,914,216	11,317,575
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(13,161,193)	(11,710,217)

TOTAL STOCKHOLDERS’ DEFICIT	(1,272,062)	(418,196)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,176,919	$1,421,022

The accompanying notes are an integral part of the financial statements.

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007

REVENUES	$219,320	$218,071	$342,117	$422,282

COST OF REVENUES	107,293	162,443	164,782	269,247

GROSS PROFIT	112,027	55,628	177,335	153,035

EXPENSES
General and administrative	662,994	731,988	1,167,727	1,752,426
Research and development	41,376	43,110	82,847	81,997

TOTAL EXPENSES	704,370	775,098	1,250,574	1,834,423

(LOSS) FROM OPERATIONS	(592,343)	(719,470)	(1,073,239)	(1,681,388)

OTHER INCOME (EXPENSE)
Unrealized loss on securities	-	-	(3,000)	-
Gain on disposal of fixed asset	5,725	-	5,725	-
Interest expense	(209,575)	(74,885)	(380,462)	(158,102)

TOTAL OTHER INCOME (EXPENSE)	(203,850)	(74,885)	(377,737)	(158,102)

(LOSS) BEFORE INCOME TAXES	(796,193)	(794,355)	(1,450,976)	(1,839,490)

Income tax expense	-	-	-	-

NET (LOSS)	$(796,193)	$(794,355)	(1,450,976)	(1,839,490)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.03)	$(0.04)	(0.06)	(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

	24,573,894	21,364,312	24,510,123	21,364,312

The accompanying notes are an integral part of the financial statements.

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,450,976)	$(1,839,490)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	36,313	1,117,910
Stock issued for services	284,562	-
Depreciation expense	61,296	10,920
Amortization	1,248	986
Gain on disposal of fixed asset	(5,725)	-
Unrealized loss on securities	3,000	-
Amortization of debt discount	217,970	148,406
Changes in operating assets and liabilities:
Accounts receivable	(600)	705
Inventory	77,641	(192,923)
Prepaid financing costs	50,558	-
Accounts payable and accrued liabilities	28,015	(170,395)
Accrued interest	98,639	-
Unearned revenue	76,374	-
NET CASH (USED) BY OPERATING ACTIVITIES	(521,685)	(923,881)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(44,207)	(54,460)
Patents	(3,306)	-
NET CASH (USED) BY INVESTING ACTIVITES	(47,513)	(54,460)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, net of fees	396,750	736,750
Prepayments of notes payable	-	(296,170)
NET CASH PROVIDED BY FINANCING ACTIVITES	396,750	440,580

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(172,448)	(537,761)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	287,641	1,229,978
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$115,193	$692,217
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$12,500	$40,946
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

PROVISIONS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restatement of Financial Statements

Subsequent to the issuance of the financial statements for the quarter ended September 30, 2008, the Company identified an error in the recording of revenue which resulted in an overstatement of approximately $144,000 of revenues, an understatement of unearned revenue of approximately $124,000 and an overstatement of approximately $20,000 of receivables. Accordingly, the financial statements for the quarter then ended have been restated to correct the error.

NOTE 1                                ORGANIZATION AND BASIS OF PRESENTATION

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the six months ended December 31, 2008 and 2007 have been prepared by the Company's management, without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States

Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K (as amended) for the fiscal year ended June 30, 2008.

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,500,000 in the current period and has negative working capital of approximately $1,760,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

PROVISIONS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1                                ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008, the Company had debt instruments outstanding that can potentially be converted into 2,655,636 shares of common stock.

Recent Accounting Pronouncements

In the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

PROVISIONS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2                                INVENTORY

Inventory consists of the following:

December 31, 2008

Raw materials	$148,562
Work in process	96,590
Finished goods	-

Total	$245,152

NOTE 3                                EQUIPMENT, net

Equipment consists of the following:

December 31, 2008

Furniture and fixtures	$17,018
Computer equipment	30,579
Equipment	166,602
Demo units	73,160
3DEO Kiosks	438,912
726,271

Less accumulated depreciation	(196,067)

Total	$530,204

NOTE 4                                INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

December 31, 2008

Patents in process	$90,286
Patents issued	58,037
148,323

Less accumulated amortization	(8,709)

Total	$139,614

PROVISIONS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5                                NOTES PAYABLE

Notes payable consist of the following:

December 31, 2008

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2010 convertible into common stock at a rate of $0.75 to $1.50 per share.	$2,070,000

Convertible note payable, annual interest rates range from 8% to 4%, due March 8, 2009, convertible into common stock at a rate of $1 per share.	750,000

Unamortized debt discount	(1,791,007)

1,028,993

Less current portion	(706,478)

Notes payable, net of current portion	$322,515

During the six months ended December 31, 2008, $465,000 of debt was issued with 309,894 warrants which expire within two years of the date of issue, through December 2010, with exercise prices of $1.00 to $1.50 per share.

NOTE 6                      EMPLOYEE OPTIONS

During the six months ended December 31, 2008, no new options were granted to employees or consultants.  Employee options outstanding as of December 31, 2008 were 740,851.

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

Effective November 30, 2007, the Superior Court of California entered a default judgment against Betacorp Management, Inc. The final judgment in the amount of $3,337,000 was awarded to the Company on January 2, 2008 by the Los Angeles Superior Court. No gain provision has been reflected in the accompanying financial statements.

While a Texas arbitrator rendered an award against the Company for $592,312, management feels that with the final judgment in the California case, the effect for the Company results in a net gain ranging from $2,744,688 to $3,337,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

In December 2008, we signed an agreement with ADCENTRICITY Inc. to sell advertising on its revolutionary 3D digital signage network.  ADCENTRICITIY's advertisers will be able to feature their messaging on Provision's extraordinary network in a variety of forms, including 3D holographic videos and digital coupons.

We are still working with one of the world’s largest coffee franchises to test a variety of in-store digital signage applications utilizing Provision’s HL40D displays. Once successful, Provision will install up to 109 systems in the quick service chain’s greater New York City area stores.

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

Results of Operations

Revenue and Cost of Revenue

Revenues for the three months ended December 31, 2008 increased 1% to $219,320 from $218,071 for the three months ended December 31, 2007.  Included in revenues for the three months ended December 31, 2008 is $219,320 from the sale of our product coming from international distributors and the beginning shipment of our Studio One purchase agreement. We expect advertising revenues to increase slowly through the remainder of this year.  While a few advertisers continue to test the success of our 3DEO kiosk program in the Portland market, all of the industry’s advertising budgets for 2008 were completed in 2007, prior to the market launch of our 3DEO kiosk program.  We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

We had a gross margin percentage of 51% for the three months ended December 31, 2008 compared to a gross margin percentage of 26% for the three months ended December 31, 2007.  The increase in gross margin percentage was a result of a change in our sales mixture to higher margin items along with our additional advertising income.

Expenses

General and administrative expenses for the three months ended December 31, 2008 decreased 10% to $662,994 from $731,988 for the three months ended December 31, 2007.  General and administrative expenses include fees paid for accounting services in connection with audits and filing requirements, legal services, marketing expenses for marketing campaigns, tradeshows, and travel, and payroll (including payroll taxes) for administration, sales and production staff.

Interest Expense

Interest expense increased 180% to $209,575 during the three months ended December 31, 2008 from $74,885 during the three months ended December 31, 2007.  The increase in interest expense in directly related to our increased borrowings along with debt discount amortization on convertible debt.

 Results of Operation – Six Months Ended December 31, 2008 as Compared to the Six Months Ended December 31, 2007

Revenue and Cost of Revenue

Revenues for the six months ended December 31, 2008 decreased 19% to $342,117 from $422,282 for the six months ended December 31, 2007.  Included in revenues for the six months ended December 31, 2008 is $27,100 of advertising revenues generated by our internal sales efforts on our 3DEO kiosk program inside Fred Meyer stores where we sell 3D holographic advertising and coupons, and $315,017 from the sale of our product coming from international distributors and the beginning shipment of our Studio One purchase agreement. We expect advertising revenues to continue to increase slowly through the remainder of this year.  While a few advertisers continue to test the success of our 3DEO kiosk program in the Portland market, all of the industry’s advertising budgets for 2008 were completed in 2007, prior to the market launch of our 3DEO kiosk program.  We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

We had a gross margin percentage of 52% for the six months ended December 31, 2008 compared to a gross margin percentage of 36% for the six months ended December 31, 2007.  The increase in gross margin percentage was a result of a change in our sales mixture to higher margin items along with our additional advertising income.

Expenses

General and administrative expenses for the six months ended December 31, 2008 decreased 33% to $1,167,727 from $1,752,426 for the six months ended December 31, 2007.  General and administrative expenses include fees paid for accounting services in connection with audits and filing requirements, legal services, marketing expenses for marketing campaigns, tradeshows, and travel, and payroll (including payroll taxes) for administration, sales and production staff.

Interest Expense

Interest expense increased 140% to $380,462 during the six months ended December 31, 2008 from $158,102 during the six months ended December 31, 2007.  The increase in interest expense in directly related to our increased borrowings along with debt discount amortization on convertible debt.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $115,193 at December 31, 2008 compared to cash of $287,641 at June 30, 2008.  Our working capital deficit increased to $1,740,367 at December 31, 2008 from a deficit of $1,002,346 at June 30, 2008. The reason for the increase in the working capital deficit was the decrease in our cash and inventory of approximately $172,000 and $77,000, respectively, along with the increase in our accrued interest and unearned revenue of approximately $99,000 and $76,000 respectively and the amortization of approximately $131,000 of debt discount.

During the six months ended December 31, 2008, we used $521,685 of cash for operating activities versus $923,881 during the six months ended December 31, 2007.  The primary difference was the reduction of liabilities and purchases of inventory in 2007 and the increase in accrued interest during 2008 on the increased debt.

Cash used in investing activities during the six months ended December 31, 2008 and 2007 was $47,513 and $54,460, respectively.  During the six months ended December 31, 2008, we used $47,513 to purchase additional equipment to support our infrastructure. During the six months ended December 31, 2007 we used $54,460 to purchase equipment.

Cash provided by financing activities during the six months ended December 31, 2008 was $396,750 as a result of the proceeds from notes payable ($465,000), net of fees ($68,250).  Cash provided by financing activities during the six months ended December 31, 2007 was $440,580 as a result of the proceeds from notes payable, net of fees, in the amount of $736,750 offset by the repayment of notes payable totaling $296,170.

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

 Critical Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities.  These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations.  The Company’s actual results could vary materially from management’s estimates and assumptions.

Revenue Recognition — We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

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

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,500,000 in the current period and has negative working capital of approximately $1,750,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company's APIC pool related to stock-based compensation for the six months ended December 31, 2008.
Recent Accounting Pronouncements

In the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended December 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROVISION HOLDING, INC.

February 23, 2009	By:	/s/ Curt Thornton
Curt Thornton
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer and Accounting Officer) and Director