Form 10-Q
period 2009-03-31
Provision Holding, Inc.
filed 2009-05-20
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of March 31, 2009, the issuer had 26,415,372 outstanding shares of common stock.

TABLE OF CONTENTS

PART I

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	June 30, 2008

ASSETS

CURRENT ASSETS

Cash	$2,424	$287,641
Inventory	225,896	322,793
Investments	3,000	6,000

TOTAL CURRENT ASSETS	231,320	616,434

EQUIPMENT, net of accumulated depreciation	499,605	541,568

PREPAID FINANCING COSTS	123,665	125,464

INTANGIBLES, net of accumulated amortization	170,990	137,556

TOTAL ASSETS	$1,025,580	$1,421,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$408,792	$299,152
Accrued interest	486,409	325,495
Unearned revenue	62,577	-
Loss contingency payable	592,312	592,312
Current portion of long-term debt	870,000	401,821

TOTAL CURRENT LIABILITIES	2,420,090	1,618,780

NOTES PAYABLE, net of debt discount and current portion	367,838	220,438

TOTAL LIABILITIES	2,787,928	1,839,218

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 26,415,372 and 24,446,353, respectively	26,415	24,446
Additional paid-in capital	12,061,784	11,317,575
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(13,800,547)	(11,710,217)

TOTAL STOCKHOLDERS’ DEFICIT	(1,762,348)	(418,196)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,025,580	$1,421,022

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008

REVENUES	$65,275	$38,963	$407,392	$461,245

COST OF REVENUES	33,366	22,411	204,842	294,921

GROSS PROFIT	31,909	16,552	202,550	166,324

EXPENSES
General and administrative	442,228	476,170	1,603,321	1,242,196
Research and development	49,797		132,644

TOTAL EXPENSES	492,085	476,170	1,735,965	1,242,196

(LOSS) FROM OPERATIONS	(460,176)	(459,618)	(1,533,415)	(1,075,872)

OTHER INCOME (EXPENSE)
Unrealized loss on securities	-	-	(3,000)	-
Gain on disposal of fixed asset	-	-	5,725	-
Forgiveness of debt	-	12,280	-	18,447
Interest expense	(179,178)	(209,287)	(559,640)	(218,983)

TOTAL OTHER INCOME (EXPENSE)	(179,178)	(197,007)	(556,915)	(200,536)

(LOSS) BEFORE INCOME TAXES	(639,354)	(656,625)	(2,090,330)	(1,276,408)

Income tax expense	-	1,600	-	1,600

NET (LOSS)	$(639,354)	$(658,225)	(2,090,330)	(1,278,008)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.03)	$(0.03)	(0.08)	(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	24,982,039	22,760,575	24,665,132	21,826,349

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,090,330)	$(1,278,008)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	36,313	50,000
Forgiveness of debt	-	(18,447)
Stock issued for services	427,062	-
Depreciation expense	91,007	13,000
Amortization	1,872	68,130
Gain on disposal of fixed asset	(5,725)	-
Unrealized loss on securities	3,000	-
Amortization of debt discount	313,382	-
Changes in operating assets and liabilities:
Accounts receivable	-	(28,534)
Inventory	96,897	(290,116)
Prepaid financing costs	70,049	-
Other assets	-	(68,761)
Accounts payable and accrued liabilities	109,640	(72,438)
Accrued interest	160,914	179,096
Unearned revenue	62,577	(52,140)
NET CASH (USED) BY OPERATING ACTIVITIES	(723,342)	(1,498,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(43,319)	(8,025)
Patents	(35,306)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(78,625)	(8,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	516,750	800,500
Prepayments of notes payable	-	(333,954)
NET CASH PROVIDED BY FINANCING ACTIVITIES	516,750	466,546

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(285,217)	(1,039,697)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	287,641	1,229,978
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$2,424	$190,281

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$12,500	$39,887
Taxes paid	$-	$1,600

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Issuance of 1,675,000 shares of common stock for debt conversion	$-	$1,675,000

Issuance of 87,174 shares of common stock for interest expense	$-	$87,174

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

NOTE 1                                ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended March 31, 2009 and 2008 have been prepared by the Company's management, without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended June 30, 2008.

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $2,100,000 in the current period and has negative working capital of approximately $2,200,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2009, the Company had debt instruments outstanding that can potentially be converted into 2,655,636 shares of common stock.

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

NOTE 2                                INVENTORY

Inventory consists of the following:

March 31, 2009

Raw materials	$138,591
Work in process	87,305
Finished goods	-

Total	$225,896

NOTE 3                                EQUIPMENT, net

Equipment consists of the following:

March 31, 2009

Furniture and fixtures	$17,018
Computer equipment	30,579
Equipment	166,602
Demo units	72,271
3DEO Kiosks	438,912
725,382

Less accumulated depreciation	(225,777)

Total	$499,605

NOTE 4                                INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

March 31, 2009

Patents in process	$122,286
Patents issued	58,037
180,323

Less accumulated amortization	(9,333)

Total	$170,990

NOTE 5                                NOTES PAYABLE

Notes payable consist of the following:

March 31, 2009

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2010 convertible into common stock at a rate of $0.75 to $1.50 per share.	$2,070,000

Convertible note payable, annual interest rates range from 8% to 4%, convertible into common stock at a rate of $1 per share. Note matured on March 8, 2009 and is currently being renegotiated.	750,000

Note payable, annual interest rate of 12%.	20,000

Note payable, annual interest rate of 15%.	50,000

Note payable, annual interest rate of 5%.	50,000

Unamortized debt discount	(1,702,162)

1,237,838

Less current portion	(870,000)

Notes payable, net of current portion	$367,838

During the nine months ended March 31, 2009, $465,000 of convertible debt was issued with 309,894 warrants which expire within two years of the date of issue, through December 2010, with exercise prices of $1.00 to $1.50 per share.

During the nine months ended March 31, 2009, $70,000 of debt was issued with 120,000 warrants which expire within three years of the date of issue, through March 2012, with exercise prices of $0.10 per share

NOTE 6                      EMPLOYEE OPTIONS

During the nine months ended March 31, 2009, no new options were granted to employees or consultants.  Employee options outstanding as of March 31, 2009 were 870,851.

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

  Results of Operation – Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008:

Select Financial Information
	March 31, 2009	March 31, 2008
Total Assets	$1,025,580	$2,301,756
Total Liabilities	$2,787,928	$2,807,254
Total Stockholders’ Deficit	$1,762,348	$505,498

Revenues	$65,275	$38,963
Cost of Revenues	33,366	22,411
Gross Profit	31,909	16,552
Expenses	492,085	476,170
Loss from Operations	(460,176)	(459,618)
Other Income (Expense)	(179,178)	(197,007)
Net Loss	$(639,354)	$(658,225)
Net Loss per Common Share	$(0.03)	$(0.03)

Revenue and Cost of Revenue

Revenues for the three months ended March 31, 2009 increased 68% to $65,275 from $38,963 for the three months ended March 31, 2008.  Included in revenues for the three months ended March 31, 2009 is $58,525 from the sale of our product coming from international distributors and the beginning shipment of our Studio One purchase agreement as well as $6,750 in advertising revenues. These international product sales came in from countries including Japan and Europe.  The Company has announced additional sales to its Japanese distributor supporting the test of the Company’s products by Unisys, as well as recent shipments to the U.K. to its distributor who is working with Samsung.  Advertising sales are expected to increase as the Company continues its roll out of its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1). We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

Our cost of revenues were $33,366 for the three months ended March 31, 2009 as compared to $22,411 for the three months ended March 31, 2008.  This increase of $10,955 or 49% is a direct result of our increased revenues.

We had a gross profit percentage of 49% for the three months ended March 31, 2009 compared to a gross profit percentage of 42% for the three months ended March 31, 2008.  The increase in gross margin percentage was a result of a change in our sales mixture to higher margin items, increase in some sales prices to certain regional, retail customers, along with our additional advertising revenues.  As discussed above, we expect advertising revenues to increase in the coming quarters as the Company begins to roll out its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).

Expenses

General and administrative expenses for the three months ended March 31, 2009 were $442,228 as compared to $476,170 for the three months ended March 31, 2008.  General and administrative expenses include fees paid for accounting services in connection with audits and filing requirements, legal services, marketing expenses for marketing campaigns, tradeshows, and travel, and payroll (including payroll taxes) for administration, sales and production staff.

During the three months ended March 31, 2009 our legal fees decreased $24,924 to $10,439 from $35,363 during the three months ended March 31, 2008.  This decrease is the result of the completion of our merger in February 2008 and less need for legal services during 2009.  We also experienced a decrease in our marketing expense of $18,285 to $13,347 for the three months ended March 31, 2009 from $31,621 during the three months ended March 31, 2008.  The decrease in our marketing expenses was due to our attendance at fewer trade shows during the three months ended March 31, 2009.  Additionally, our salaries and wages decreased $98,198to $117,233 during the three months ended March 31, 2009 from $215,431 during the three months ended March 31, 2008.  This decrease is due to our employee base decreasing to seven employees from nine employees.  We don’t currently have plans to replace the departed employees until sales and gross profits increase.  These decreases in expenses were partially offset by an increase of $92,500 in non-cash compensation to $142,500 during the three months ended March 31, 2009 from $50,000 during the three months ended March 31, 2008.  During the three months ended March 31, 2009 we issued 1,500,000 shares of common stock valued at $142,500 to a consultant for services rendered.

During the three months ended March 31, 2009 we recorded $49,797 of research and development expenses.  We did not have any research and development expenses during the three months ended March 31, 2008.  Research and development expenses relate to the salary paid to two key employees who conduct ongoing technical engineering tasks for product improvements, cost reductions, new product development, and the like. We expect research and development expenses to increase slightly as the Company has begun to develop the first phases of its consumer oriented product line, as recently announced, with the design of a custom molded enclosure.

Other Income (Expense)

Interest expense decreased 14% to $179,178 during the three months ended March 31, 2009 from $209,287 during the three months ended March 31, 2008.  The decrease in interest expense in directly related to reduction in the amortization of the debt discount.

During the three months ended March 31, 2008 we recorded $12,280 of debt forgiveness related to our line of credit that was renegotiated with the bank.

Net Loss

As a result of the aforementioned, our net loss decreased 3% or $18,871 to $639,354 during the three months ended March 31, 2009 from $658,225 during the three months ended March 31, 2009.

 Results of Operation – Nine Months Ended March 31, 2009 as Compared to the Nine Months Ended March 31, 2008

Select Financial Information
	March 31, 2009	March 31, 2008
Total Assets	$1,025,580	$2,301,756
Total Liabilities	$2,787,928	$2,807,254
Total Stockholders’ Deficit	$1,762,348	$505,498

Revenues	$407,392	$461,245
Cost of Revenues	204,842	294,921
Gross Profit	202,550	166,324
Expenses	1,735,965	1,242,196
Loss from Operations	(1,533,415)	(1,075,872)
Other Income (Expense)	(556,915)	(200,536)
Net Loss	$(2,090,330)	$(1,278,008)
Net Loss per Common Share	$(0.08)	$(0.06)

Revenue and Cost of Revenue

Revenues for the nine months ended March 31, 2009 decreased 12% to $407,392 from $461,245 for the nine months ended March 31, 2008.  Included in revenues for the nine months ended March 31, 2009 is $373,642 from the sale of our product coming from international distributors and the beginning shipment of our Studio One purchase agreement as well as $33,850 in advertising revenues. These international product sales came in from countries including Japan and Europe.  The Company has announced additional sales to its Japanese distributor supporting the test of the Company’s products by Unisys, as well as recent shipments to the U.K. to its distributor who is working with Samsung.  Advertising sales are expected to increase as the Company continues its roll out of its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

Our cost of revenues were $204,842 for the nine months ended March 31, 2009 as compared to $294,921 for the nine months ended March 31, 2008.  This increase of $90,079 or 31% is a direct result of our decreased revenues as well as the increase in advertising revenue which carries no cost of revenue.

We had a gross profit percentage of 50% for the nine months ended March 31, 2009 compared to a gross profit percentage of 36% for the nine months ended March 31, 2008.  The increase in gross margin percentage was a result of a change in our sales mixture to higher margin items same language as above in red along with our additional advertising revenues.  As discussed above, we expect advertising revenues to increase in the coming quarters.

Expenses

General and administrative expenses for the nine months ended March 31, 2009 were $1,603,321 as compared to $1,242,196 for the nine months ended March 31, 2008.

During the nine months ended March 31, 2009 our legal fees decreased $37,425 to $45,072 from $82,497 during the nine months ended March 31, 2008.  This decrease is the result of the completion of our merger in February 2008 and less need for legal services during 2009.  We also experienced a decrease in our marketing expense of $64,415 to $66,665 for the nine months ended March 31, 2009 from $131,080 during the nine months ended March 31, 2008.  The decrease in our marketing expenses was due to our decision to not reorder approximately $60,000 of marketing materials that were ordered and used during the nine months ended March 31, 2008.  Additionally, our salaries and wages decreased $157,725 to $282,952 during the nine months ended March 31, 2009 from $440,677 during the nine months ended March 31, 2008.  This decrease is due to our employee base decreasing to seven employees from nine employees.  We don’t currently have plans to replace the departed employees until sales and gross profits increase.  These decreases in expenses were partially offset by an increase of $413,375 in non-cash compensation to $463,375 during the nine months ended March 31, 2009 from $50,000 during the nine months ended March 31, 2008.  Non-cash compensation relates to the value of common stock, warrants and options issued in exchange for services rendered.  While we cannot guarantee it, we do not expect our non-cash compensation to continue this level of increase in the near future.  We also experienced an increase of $83,653 in our accounting fees to $165,230 during the nine months ended March 31, 2009 from $81,577 during the nine months ended March 31, 2008.  This increase in accounting fees is directly related to our financial statement audit for the year ended June 30, 2008 as well as the requirement for quarterly reviewed financial statements to fulfill our filing requirements with the Securities and Exchange Commission.  Our consulting expenses also increased $23,300 to $25,247 during the nine months ended March 31, 2009 from $1,947 during the nine months ended March 31, 2008 as we hired a consultant to assist with investor relations.

During the nine months ended March 31, 2009 we recorded $132,644 of  research and development expenses.  Research and development expenses relate to the salary paid to two key employees who conduct ongoing technical engineering tasks for product improvements, cost reductions, new product development, and the like.    These two employees’ salaries were reclassified to R&D in July 2008 therefore there is no related expense during the nine months ended March 31, 2008.

Other Income (Expense)

Interest expense increased 156% to $559,640 during the nine months ended March 31, 2009 from $218,983 during the nine months ended March 31, 2008.  The increase is directly related to the increase in the weighted average interest rate on our term debt to 8.4% from 7.8%, an increase in our term debt to $2,940,000 from $1,760,505 and an increase in the amortization of the debt discount to interest expense.

During the nine months ended March 31, 2009 we recorded $3,000 unrealized loss of securities as we revalued the carrying value of our investment in corporate stock held as well as a $5,725 gain on the disposal of a fixed asset.

During the nine months ended March 31, 2008 we recorded $12,280 of debt forgiveness related to our line of credit that was renegotiated with the bank and a note payable balance being forgiven.

Net Loss

As a result of the aforementioned, our net loss increased 64% or $812,322 to $2,090,330 during the nine months ended March 31, 2009 from $1,278,008 during the nine months ended March 31, 2009.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $2,424 at March 31, 2009 compared to cash of $287,641 at June 30, 2008.  Our working capital deficit increased to $2,188,770 at March 31, 2009 from a deficit of $1,002,346 at June 30, 2008. The reason for the increase in the working capital deficit was the decrease in our cash and inventory of approximately $285,000 and $97,000, respectively, along with the increase in our accrued interest and unearned revenue of approximately $161,000 and $63,000respectively and the amortization of approximately $313,000 of debt discount.

During the nine months ended March 31, 2009, we used $723,342 of cash for operating activities versus $1,498,218 during the nine months ended March 31, 2008.  The primary difference was the reduction of liabilities and purchases of inventory in 2009 and the increase in accrued interest during 2008 on the increased debt.

Cash used in investing activities during the nine months ended March 31, 2009 and 2008 was $78,625 and $8,025, respectively.  During the nine months ended March 31, 2009, we used $43,319 to purchase additional equipment to support our infrastructure and $35,306 to secure additional patents. During the nine months ended March 31, 2008 we used $8,025 to purchase equipment.

Cash provided by financing activities during the nine months ended March 31, 2009 was $516,750 as a result of the proceeds from notes payable net of fees.  Cash provided by financing activities during the nine months ended March 31, 2008 was $466,546 as a result of the proceeds from notes payable, net of fees, in the amount of $800,500 offset by the repayment of notes payable totaling $333,954.

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

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $2,100,000 in the current period and has negative working capital of approximately $2,200,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company's APIC pool related to stock-based compensation for the nine months ended March 31, 2009.

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

N/A

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

PROVISION HOLDING, INC.

May 20, 2009	By:	/s/ Curt Thornton
Curt Thornton
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer and Accounting Officer) and Director