Form 10-K
period 2009-06-30
Provision Holding, Inc.
filed 2009-11-13
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the OTC Bulletin Board on December 31, 2008, was $740,797. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.

As of November 12, 2009, there were 27,637,644 shares of the registrant’s common stock outstanding.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include: the ability to develop customers and generate revenues; the ability to compete effectively in a rapidly evolving marketplace; the impact of technological change; our ability to protect our intellectual property in the United States and other countries; our ability to raise capital to implement our business plan; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

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

We have a limited operating history upon which an investor can evaluate our business prospects, which makes it difficult to forecast our future operating results, in light of the risks, uncertainties and problems frequently encountered by companies with limited operating histories. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, and marketing and governmental regulation.

Products and Services

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

ProVision is marketing our patented three-dimensional, holographic interactive video display and is also developing and marketing several new point-of-purchase, and other devices, tailored to specific industries with major international companies or readying to begin shortly; including the medical, entertainment, government and home markets.  ProVision’s floating image display technologies have multiple potential market applications across a broad spectrum of industries. In addition to hardware sales, we are initially focusing our efforts on the point-of-purchase and advertising markets.

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

We tested our concept in Fred Meyer Stores, a division of The Kroger, Co., installing 3DEO Centers in the Pacific Northwest. We received advertising placements from some of the largest manufacturers in the country, including Unilever, Proctor & Gamble, Johnson & Johnson, BIC and Kimberly Clark. The manufacturers’ will advertise through digital coupons that customers will receive from Provision’s 3DEO Media Centers.

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

We signed a five-year agreement with ADCENTRICITY, Inc. to sell advertising on our digital signage network.  We also signed a letter of intent with LocalAdLink to support our local and regional advertising sales.

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

Provision announced in May 2008 that is working with one of the world’s largest coffee franchises to test a variety of in-store digital signage applications utilizing Provision’s HL40D displays. Once successful, Provision will install up to 109 systems in the quick service chain’s greater New York City area stores.  Testing will include projecting full color, high definition 3D videos one meter in front of the display screen, through the front store window and onto the sidewalk. The system will also be tested as an indoor merchandiser and advertising screen to promote up-selling, launch new products and leverage advertising space in high traffic areas.

We will require significant additional funds to complete our business development. We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital on acceptable terms, or at all, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms.

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

Employees

As of September 30, 2009 we have 6 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.  The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

Research and development expenses for the year ended June 30, 2009 increased 8% to $170,986 from $157,767 for the year ended June 30, 2008.  Our research and development expense is primarily related to two key employees that provide specialized services.

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

Product Supported	Patent/ Registration No.	Title	Status	Type
HoloVision	D526, 647	3DEO	Issued	Design patent
HoloVision	D527, 729	3DEO	Issued	Design patent
HoloVision	13226/2004	N/A	Issued	Design patent
HoloVision	D506, 464	Aerial Display System	Issued	Design patent
HoloVision	D505, 948	Aerial Display System	Issued	Design patent
HoloVision	D506, 756	Aerial Display System	Issued	Design patent
HoloVision	6,808,268	Projection system for aerial display	Issued	Utility patent
HoloVision	3,118,432	Promotions You Experience	Issued	Trademark
Corporate	2,706,431	PITI	Issued	Trademark
Corporate	2,699,733	PEI	Issued	Trademark
HoloVision	2,699,732	Holosoft	Issued	Trademark
HoloVision	TXu1-198-776	Coupon Software	Issued	Copyright
HoloVision	VAu628-125	Coupon GUI	Issued	Copyright
HoloVision	TXu1-180-982	HoloSoft	Issued	Copyright
HoloVision	60/984,340	HLXX	Pending (provisional)	Utility patent
HoloVision	PCT/US07/76554	Plastic Mirror Methods	Pending	Utility patent
HoloVision	PCT/US07/76574	Aerial Display Systems with Plastic Optic	Pending	Utility patent
HoloVision	PCT/US07/76572	Apparatus with Aerial with Plastic Optic	Pending	Utility patent
HoloVision	PCT/US07/76568	Apparatus for Image with Plastic Optic	Pending	Utility patent
HoloVision	PCT/US07/76566	Aerial Image Display with Plastic Optic	Pending	Utility patent
HoloVision	PCT/US07/76361	Projection System with Plastic Optic	Pending	Utility patent
HoloVision	11/843,109	Plastic Mirror Methods	Pending	Utility patent
HoloVision	11/843,144	Aerial Display Systems with Plastic Optic	Pending	Utility patent
HoloVision	11/843,139	Apparatus with Aerial with Plastic Optic	Pending	Utility patent
HoloVision	11/843,134	Apparatus for Image with Plastic Optic	Pending	Utility patent
HoloVision	11/843,125	Aerial Image Display with Plastic Optic	Pending	Utility patent
HoloVision	11/843,115	Projection System with Plastic Optic	Pending	Utility patent
HoloVision	N/A	Apparatus for image	Pending	Utility patent (divisional)
HoloVision	200620136608.8	Aerial Display Systems with Plastic Optic	Pending	Utility patent
HoloVision	200620136607.3	Apparatus with Aerial with Plastic Optic	Pending	Utility patent
HoloVision	200620137112.2	Apparatus for Image with Plastic Optic	Pending	Utility patent
HoloVision	200620136605.4	Aerial Image Displaywith Plastic Optic	Pending	Utility patent
HoloVision	200620136604.X	Projection System with Plastic Optic	Pending	Utility patent

Product Supported	Patent/ Registration No.	Title	Status	Type
HoloVision	60/839,740	Low Cost Plastic Optic	Pending	Utility patent
HoloVision	78/917,316	Built with Technology	Pending	Trademark
HoloVision	78/917,306	Technology	Pending	Trademark
HoloVision	78/917,286	Holocasting	Pending	Trademark
HoloVision	78/663,888	HoloMedia	Pending	Trademark
HoloVision	29/260,118	3DEO	Pending	Design patent
HoloVision	78/615,380	3DEO Rewards Program	Pending	Trademark
HoloVision	78/615,364	3DEO	Pending	Trademark
HoloVision	11/105,857	Aerial Display System	Pending	Utility patent
HoloVision	11/059,575	Coupon/Product Dispensing Kiosk	Pending	Utility patent
HoloVision	PCT/US03/25506	Projection system for aerial display	Pending	Utility patent
HoloVision	N/A	Holovision	Allowed	Common law trademark

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

Item 1A.	RISK FACTORS.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

Our principal executive offices are located at 9253 Eton Avenue, Chatsworth, California 91311. The offices consist of approximately 7,500 square feet, which are leased on a month to month basis for approximately $6,200 per month for rent and related costs. We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material legal proceedings, to our knowledge, pending against us or being pursued by us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the OTC Bulletin Board, under the symbol “PVHO” The following table sets forth the high and low bid and offer prices, as provided by OTCBB for the quarters in fiscal years 2009 and 2008:

	FISCAL YEAR		FISCAL YEAR
	2009		2008
	HIGH	LOW	HIGH	LOW
1st Quarter	$2.80	$0.55	$4.04	$4.04
2nd Quarter	$1.00	$0.05	$4.04	$0.10
3rd Quarter	$0.40	$0.06	$1.84	$1.00
4th Quarter	$0.24	$0.08	$1.80	$0.90

There was no trading activity, other than one trade of 125 shares between July 1, 2007 and February 28, 2008, the effective date of our reverse merger. There is currently irregular trading in our common stock.  Our stock price may fluctuate dramatically in the future in response to various factors, some of which are beyond our control:

As of November 12, 2009, there were approximately 530 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of its business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2009.

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

Forward-Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

 Results of Operation – Year Ended June 30, 2009 as Compared to the Year Ended June 30, 2008

Select Financial Information
	June 30, 2009	June 30, 2008
Total Assets	$1,093,071	$1,421,022
Total Liabilities	$3,114,807	$1,839,218
Total Stockholders’ Deficit	$2,021,736	$418,196

Revenues	$438,772	$529,301
Cost of Revenues	234,310	290,292
Gross Profit	204,462	239,009
Expenses	1,987,719	2,906,228
Loss from Operations	(1,783,257)	(2,667,219)
Other Income (Expense)	(701,581)	(2,335,524)
Net Loss	$(2,486,438)	$(5,005,943)
Net Loss per Common Share	$(0.10)	$(0.20)

Revenue and Cost of Revenue

Revenues for the year ended June 30, 2009 decreased 17% to $438,772 from $529,301 for the year ended June 30, 2008.  Included in revenues for the year ended June 30, 2009 is $403,392 from the sale of our product coming from international distributors and the beginning shipment of our Studio One purchase agreement as well as $35,450 in advertising revenues. These international product sales came in from countries including Japan and Europe.  The Company has announced additional sales to its Japanese distributor supporting the test of the Company’s products by Unisys, as well as recent shipments to the U.K. to its distributor who is working with Samsung.  Advertising sales are expected to increase as the Company continues its roll out of its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

Our cost of revenues were $234,310 for the year ended June 30, 2009 as compared to $290,292 for the year ended June 30, 2008.  This decrease of $55,982 or 11% is a direct result of our decreased revenues as well as the increase in advertising revenue which carries no cost of revenue.

We had a gross profit percentage of 47% for the year ended June 30, 2009 compared to a gross profit percentage of 45% for the year ended June 30, 2008.  The increase in gross margin percentage was a result of a change in our sales mixture to higher margin items, increase in some sales prices to certain regional, retail customers, along with our additional advertising revenues.  As discussed above, we expect advertising revenues to increase in the coming quarters as the Company begins to roll out its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).

Expenses

General and administrative expenses for the year ended June 30, 2009 were $1,816,733 as compared to $2,748,461 for the year ended June 30, 2008.

During the year ended June 30, 2009 our legal fees decreased $136,015 to $63,936 from $199,951 during the year ended June 30, 2008.  This decrease is the result of the completion of our merger in February 2008 and less need for legal services during 2009.  We also experienced a decrease in our marketing expense of $63,458 to $123,094 for the year ended June 30, 2009 from $186,552 during the year ended June 30, 2008.  The decrease in our marketing expenses was due to our decision to not reorder approximately $60,000 of marketing materials that were ordered and used during the year ended June 30, 2008.  Additionally, our salaries and wages decreased $237,884 to $418,555 during the year ended June 30, 2009 from $656,439 during the year ended June 30, 2008.  This decrease is due to our employee base decreasing to six employees from nine employees.  We don’t currently have plans to replace the departed employees until sales and gross profits increase.  We also experienced a decrease of $918,816 in non-cash compensation to $362,500 during the year ended June 30, 2009 from $1,218,316 during the year ended June 30, 2008.  Non-cash compensation relates to the value of common stock, warrants and options issued in exchange for services rendered.  While we cannot guarantee it, we do not expect our non-cash compensation to continue this level of increase in the near future. Our consulting expenses also decreased $508,392 to $43,397 during the year ended June 30, 2009 from $551,789 during the year ended June 30, 2008.  These decreases in expenses were partially offset by an increase of $98,553 in our accounting fees to $184,830 during the year ended June 30, 2009 from $86,277 during the year ended June 30, 2008.  This increase in accounting fees is directly related to our financial statement audit for the year ended June 30, 2008 as well as the requirement for quarterly reviewed financial statements to fulfill our filing requirements with the Securities and Exchange Commission.

During the year ended June 30, 2009 we recorded $170,986 of research and development expenses as compared to $157,767 during the year ended June 30, 2008.  Research and development expenses relate to the salary paid to two key employees who conduct ongoing technical engineering tasks for product improvements, cost reductions, new product development, and the like.

Other Income (Expense)

Interest expense decreased 71% to $704,306 during the year ended June 30, 2009 from $2,402,724 during the year ended June 30, 2008.  The decrease is directly related to the decrease in the beneficial conversion feature interest expense related to the issuance of new debt and the discount the note holder experiences.

During the year ended June 30, 2009 we recorded $3,000 unrealized loss of securities as we revalued the carrying value of our investment in corporate stock held as well as a $5,725 gain on the disposal of a fixed asset.

During the year ended June 30, 2008 we recorded $14,000 unrealized loss of securities as we revalued the carrying value of our investment in corporate stock held as well as a $81,200 of debt forgiveness related to our line of credit that was renegotiated with the bank and a note payable balance being forgiven.

Net Loss

As a result of the aforementioned, our net loss decreased 50% or $2,519,505, to $2,486,438 during the year ended June 30, 2009 from $5,005,943 during the year ended June 30, 2008.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $19,339 at June 30, 2009 compared to cash of $287,641 at June 30, 2008.  Our working capital deficit increased to $2,543,076 at June 30, 2009 from a deficit of $1,002,346 at June 30, 2008. The reason for the increase in the working capital deficit was the decrease in our cash and inventory of approximately $265,000 and $100,000, respectively, along with the increase in our accounts payable and accrued expenses and our accrued interest of approximately $300,000 and $245,000 respectively.

During the year ended June 30, 2009, we used $847,473 of cash for operating activities versus $1,647,199 during the year ended June 30, 2008.  The primary difference was the reduction of liabilities and purchases of inventory in 2009 and the increase in accrued interest during 2008 on the increased debt.

Cash used in investing activities during the year ended June 30, 2009 and 2008 was $80,579 and $435,679, respectively.  During the year ended June 30, 2009, we used $40,990 to purchase additional equipment to support our infrastructure and $39,589 to secure additional patents. During the year ended June 30, 2008 we used $435,679 to purchase equipment.

Cash provided by financing activities during the year ended June 30, 2009 was $659,750 as a result of the proceeds from notes payable net of fees.  Cash provided by financing activities during the year ended June 30, 2008 was $1,140,541 as a result of the proceeds from notes payable, net of fees, in the amount of $1,485,000 offset by the repayment of notes payable totaling $344,459.

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

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $2,500,000 in the current period and has negative working capital of approximately $2,500,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company's APIC pool related to stock-based compensation for the year ended June 30, 2009.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (ASC 825) . SFAS 159 permits companies to measure certain financial instruments and other items at fair value. We have not elected the fair value option applicable under SFAS 159.

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

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 820). FSP 107-1 amends SFAS 107, Disclosures about Fair Value Instruments and APB 28, Interim Financial Reporting (ASC 820), to require disclosures about fair value of financial instruments during interim reporting periods. The Company will adopt the provisions of FSP 107-1 and APB 28-1 during the quarter ended September 30, 2009.

In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which subsequent events have been evaluated and the basis for that date. The Company adopted the provisions of SFAS 165 during the quarter ended June 30, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and related financial notes, together with the report from Farber Hass Hurley LLP, are set forth immediately following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of June 30, 2009, as further described below.

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

Our management has evaluated the ongoing effectiveness of our design and operation of our controls and procedures as of June 30, 2009, and identified the following weaknesses:

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of November 2, 2009 were as follows:

Name	Age	Position
Curt Thornton	53	Chief Executive Officer, Chairman, President, and Director
Robert Ostrander	55	Vice President, Sales, Business Development, Secretary and Director
Jeff Vrachan	54	Vice President, Engineering and Chief Technology Officer, and Director
Jon Corfino	50	Director

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

For the fiscal year ending June 30, 2009, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2009 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Curt Thornton	2009	$140,000	0	0	0	0	0	$140,000
Chief Executive Officer	2008	$144,000	0	299,600	0	0	0	$443,600
and Director	2007	$144,000	0	0	0	0	0	$144,000

Robert Ostrander	2009	$125,000	0	0	0	0	0	$125,000
Vice President, Sales,Business Development	2008	$125,000	0	214,000	0	0	0	$339,000
	2007	$125,000	0	0	0	0	0	$125,000

Jeff Vrachan Vice President Engineering and	2009	$125,000	0	0	0	0	0	$125,000
Chief Technology Officer	2008	$125,000	0	0	0	0	0	$125,000
	2007	$125,000	0	0	0	0	0	$125,000

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

Director Compensation

No director of ProVision received any compensation for services as director for the year ended June 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 2, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Curt Thornton	6,865,200	(3)	25.94%
Robert Ostrander	2,500,000	(4)	9.44%
Jeff Vrachan	2,440,000		9.22%
Jon Corfino	200,000		0.76%
Catalpa Enterprises, Ltd. 155 Edgehill Dr. Kitchener Ontario Canada N2P2C6	3,394,800		12.83%

All officers and directors as a group (4 persons owning stock)	11,465,200		45.36%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Provision Holding, Inc. 9253 Eton Avenue, Chatsworth, California 91311.

(2)
Applicable percentage ownership is based on 24,206,353 shares of common stock outstanding as of November 2, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of November 2, 2009for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of November 2, 2009are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 140,000 shares receivable upon exercise of a warrant.

(4)	Includes 100,000 shares receivable upon exercise of a warrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our financial statements for the fiscal year ended June 30, 2009 and June 30, 2008 were audited by Farber Hass Hurley LLP (“Farber Hass Hurley”).

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by Farber Hass Hurley

The following is a summary of the fees for professional services rendered by Farber Hass Hurley for the year ended June 30, 2009.

Fee Category
Audit fees	$163,780
Audit-related fees
Tax fees
Other fees
Total Fees	$163,780

Audit fees.    Audit fees represent fees for professional services performed by Farber Hass Hurley LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    We did not incur any other fees for services performed by Farber Hass Hurley LLP, other than the services covered in "Audit Fees" for the fiscal year ended June 30, 2009.

Tax Fees. We did not incur any fees for tax services performed by Farber Hass Hurley LLP.

Other fees.     Farber Hass Hurley LLP did not receive any other fees during 2009.

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

16.1	Letter from Jasper & Hill, PC, dated April 30, 2008 (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2008)
21	List of Subsidiaries (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)\15d-14(a)
32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
99.1	Pro forma financial information (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVISION HOLDING, INC.

Dated: November 12, 2009	By:	/s/ Curt Thornton
Name: Curt Thornton
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on November 12, 2009, on behalf of the registrant and in the capacities Indicated.

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
Jon Corfino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PROVISION HOLDING, INC.:

We have audited the accompanying consolidated balance sheets of Provision Holding, Inc. (the "Company") as of June 30, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has incurred significant losses in 2009 and 2008 and has negative working capital of approximately $2,500,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in the notes to the consolidated financial statements.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Camarillo, California
November  12, 2009

PROVISION HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS

Cash	$19,339	$287,641
Accounts receivable	-	-
Inventory	222,712	322,793
Prepaid expenses	106,875	-
Investments	3,000	6,000

TOTAL CURRENT ASSETS	351,926	616,434

EQUIPMENT, net of accumulated depreciation	472,715	541,568

PREPAID FINANCING COSTS	93,781	125,464

INTANGIBLES, net of accumulated amortization	174,649	137,556

TOTAL ASSETS	$1,093,071	$1,421,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$599,835	$299,152
Accrued interest	571,417	325,495
Unearned revenue	71,557	-
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount of $568,119	921,881
Notes payable	138,000	401,821

TOTAL CURRENT LIABILITIES	2,895,002	1,618,780

CONVERTIBLE DEBT, net of current portion and debt discount of $1,235,195	219,805	220,438

TOTAL LIABILITIES	3,114,807	1,839,218

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 26,465,372 and 24,446,353, respectively	26,465	24,446
Additional paid-in capital	12,198,454	11,317,575
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(14,196,655)	(11,710,217)

TOTAL STOCKHOLDERS’ DEFICIT	(2,021,736)	(418,196)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,093,071	$1,421,022

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

REVENUES	$438,772	$529,301

COST OF REVENUES	234,310	290,292

GROSS PROFIT	204,462	239,009

EXPENSES
General and administrative	1,816,733	2,748,461
Research and development	170,986	157,767

TOTAL EXPENSES	1,987,719	2,906,228

(LOSS) FROM OPERATIONS	(1,783,257)	(2,667,219)

OTHER INCOME (EXPENSE)
Unrealized loss on securities	(3,000)	(14,000)
Gain on disposal of fixed asset	5,725	-
Forgiveness of debt	-	81,200
Interest expense	(704,306)	(2,402,724)

TOTAL OTHER INCOME (EXPENSE)	(701,581)	(2,335,524)

(LOSS) BEFORE INCOME TAXES	(2,484,838)	(5,002,743)

Income tax expense	1,600	3,200

NET (LOSS)	(2,486,438)	(5,005,943)

NET (LOSS) PER COMMON SHARE

Basic and diluted	(0.10)	(0.20)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	25,101,493	24,446,353

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Receivable for Stock	Accumulated Deficit	Total Stockholders’ Deficit

Balance, June 30, 2007 (as restated)	21,364,312	$21,364	$6,071,534	-	$(6,704,274)	$(611,376)

Issuance of common stock for debt	1,675,000	1,675	1,673,325		-	1,675,000

Issuance of common stock for
interest expense	87,174	87	87,087		-	87,174

Issuance of common stock for
services	319,867	320	595,780		-	596,100

Conversion of options	1,000,000	1,000	216,875		-	217,875

Issuance of stock options	-	-	549,841		-	549,841

Debt discount	-	-	2,123,133		-	2,123,133

Net (loss) for the year
Ended June 30, 2008	-	-	-		(5,005,943)	(5,005,943)

Balance, June 30, 2008	24,446,353	$24,446	$11,317,575	$(50,000)	$(11,710,217)	$(418,196)

Issuance of common stock for
Services	2,019,019	2,019	430,656		-	432,675

Non-cash compensation	-	-	43,266		-	43,266

Debt discount	-	-	406,957		-	406,957

Net (loss) for the year
Ended June 30, 2009	-	-	-		(2,486,438)	(2,486,438)

Balance, June 30, 2009	26,465,372	$26,465	$12,198,454	$(50,000)	$(14,196,655)	$(2,021,736)

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,486,438)	$(5,005,943)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	36,700	1,281,316
Forgiveness of debt	-	(81,200)
Stock issued for services	325,800	82,500
Depreciation expense	115,568	17,681
Amortization	2,496	1,944
Gain on disposal of fixed asset	(5,725)	-
Unrealized loss on securities	3,000	14,000
Amortization of debt discount	342,950	1,953,507
Changes in operating assets and liabilities:
Accounts receivable	-	705
Inventory	100,081	(101,631)
Prepaid financing costs	99,933	-
Other assets	-	-
Accounts payable and accrued liabilities	300,683	30,645
Accrued interest	245,922	211,417
Unearned revenue	71,557	(52,140)
NET CASH (USED) BY OPERATING ACTIVITIES	(847,473)	(1,647,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(40,990)	(435,679)
Patents	(39,589)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(80,579)	(435,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	659,750	1,485,000
Prepayments of notes payable	-	(344,459)
NET CASH PROVIDED BY FINANCING ACTIVITIES	659,750	1,140,541

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(268,302)	(942,337)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	287,641	1,229,978
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$19,339	$287,641

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$12,500	$42,551
Taxes paid	$1,600	$3,200

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Issuance of 1,675,000 shares of common stock for debt conversion	$-	$1,675,000

Issuance of 87,174 shares of common stock for interest expense	$-	$87,174

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 1                                ORGANIZATION AND BASIS OF PRESENTATION

Business Description and Presentation

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

Management has reviewed and evaluated material subsequent events from the balance sheet date of June 30, 2009, through the financial statements issue date of November 12, 2009.  All appropriate subsequent event disclosures have been made in the notes to our financial statements.

 Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $2,400,000 in the current period and has negative working capital of approximately $2,500,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2009 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There were no impairment losses recognized in fiscal 2009 or 2008.

Revenue Recognition

The Company uses the accrual method of accounting. Sales are recognized when goods are shipped and title has passed.  Revenue from licensing, distribution and marketing agreements is recognized over the term of the contract.

Significant Customers

During fiscal years ended June 30, 2009 and 2008, no single customer accounted for more than 10% of the Company’s net sales.

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

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as a component of Costs of Products Sold in the Statement of Operations.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was approximately $115,866 and $186,522 in 2009 and 2008, respectively.

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

Reclassification

Certain reclassifications have been made to conform the prior period amounts to the June 30, 2009 amounts for comparative purposes.

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

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (ASC 825) . SFAS 159 permits companies to measure certain financial instruments and other items at fair value. We have not elected the fair value option applicable under SFAS 159.

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

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 820). FSP 107-1 amends SFAS 107, Disclosures about Fair Value Instruments and APB 28, Interim Financial Reporting (ASC 820), to require disclosures about fair value of financial instruments during interim reporting periods. The Company will adopt the provisions of FSP 107-1 and APB 28-1 during the quarter ended September 30, 2009.

In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which subsequent events have been evaluated and the basis for that date. The Company adopted the provisions of SFAS 165 during the quarter ended June 30, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Statement No. 105,   the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 for the financial statements ended September 30, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

NOTE 2                                INVENTORY

Inventory consists of the following:

	June 30, 2009	June 30, 2008

Raw materials	$128,388	$170,493
Work in process	94,324	125,715
Finished goods	-	26,585

Total	$222,712	$322,793

NOTE 3                                EQUIPMENT, net

Equipment consists of the following:

	June 30, 2009	June 30, 2008

Furniture and fixtures	$17,018	$17,018
Computer equipment	30,579	18,899
Equipment	166,602	166,602
Demo units	69,943	162,915
3DEO Kiosks	438,912	313,203
	723,054	678,637

Less accumulated depreciation	(250,339)	(137,069)

Total	$472,715	$541,568

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 4                                INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	June 30, 2009	June 30, 2008

Patents in process	$126,569	$90,286
Patents issued	58,037	54,731
	184,606	145,017

Less accumulated amortization	(9,957)	(7,461)

Total	$174,649	$137,556

NOTE 5                                CONVERTIBLE DEBT

During the fiscal year ended 2009, the Company issued $435,000 of convertible debt with warrants to purchase 299,990 shares of common stock. The note is convertible at the option of the holder at a conversion price of $0.75 per share. The note pays interest at a rate of 10% per annum and is due 24 months from the date of issuance. Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes. These discounts, totaling $321,000 will be amortized and charged to interest expense over the term of the notes using the effective interest rate method.

In November of 2008, the Company issued $20,000 of convertible debt with warrants to purchase 10,000 shares of common stock. The note is convertible at the end of two years from the date of the note at a conversion price of $0.50 per share. The note pays interest at a rate of 10% per annum and is due 24 months from the date of issuance. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the warrants of $2,000 as a component of stockholders' equity. This discount of $2,000 will be amortized and charged to interest expense over the term of the note using the effective interest rate method.

In December of 2008, the Company issued $10,000 of convertible debt with warrants to purchase 9,900 shares of common stock. The note is convertible at the option of the holder at a conversion price of $0.50 per share. The note pays interest at a rate of 10% per annum and is 24 months from the date of issuance. Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes. This discount of $9,800 will be amortized and charged to interest expense over the term of the note using the effective interest rate method.

In May of 2009, the Company issued $25,000 of convertible debt with warrants to purchase 50,000 shares of common stock. The note is convertible at the option of the holder at a conversion price of $0.18 per share. The note pays interest at a rate of 12% per annum and is due 12 months from the date of issuance. Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes. This discount of $9,158 will be amortized and charged to interest expense over the term of the note using the effective interest rate method.

In June of 2009, the Company issued $100,000 of convertible debt. The note is convertible at the option of the holder at a conversion price of $0.10 per share. The note pays interest at a rate of 5% per annum and is due in July 2010. Under EITF 98-5 and 00-27 the intrinsic value of the beneficial conversion feature was recorded as a discount to the notes. This discount of $20,000 will be amortized and charged to interest expense over the term of the note using the effective interest rate method.

The Company determined and recognized the fair value of the embedded beneficial conversion feature of $361,957 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature.

The Company has charged the beneficial conversion feature to additional paid-in capital. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values.  For the year ended June 30, 2009 interest expense of $291,384 has been accreted increasing the carrying value of the convertible notes to $1,141,686 as at June 30, 2009. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life ranging from 24 to 36 months, a risk free interest rate ranging from .94% to 3.14%, a dividend yield of 0%, and an expected volatility of 100%.

Convertible debt consist of the following:

June 30, 2009

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2010 convertible into common stock at a rate of $0.10 to $1.50 per share.	$2,195,000

Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1 per share. Note matured on March 8, 2009 and is now in default and due upon demand.	750,000

Unamortized debt discount	(1,803,314)

1,141,686

Less current portion	(921,881)

Convertible debt, net of current portion and debt discount	$219,805

During the year ended June 30, 2009, $590,00 of convertible debt was issued with 369,890 warrants which expire within two years of the date of issue, through May 2011, with exercise prices of $1.00 to $1.50 per share.

Future note maturities of convertible debt for 2010 and 2011, are $828,000 and $1,455,000, respectively.

NOTE 6                                NOTES PAYABLE

During the year ended June 30, 2009, $138,000 of debt was issued with 120,000 warrants which expire within three years of the date of issue, through March 2012, with exercise prices of $0.10 per share.  $70,000 of these notes are secured on a dollar for dollar basis on the Company's 3DEO kiosks and mature during 2010.

NOTE 7                                COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease.  Rent expense for the years ended June 30, 2009 and 2008 was $73,824 and $74,024, respectively.

Royalty Fees - The Company has entered into a royalty agreement with another company. The other entity’s technology has certain characteristics and properties used in conjunction with the Company’s products. The agreement requires royalties to be paid at 4% of applicable sales. The Company is currently in contract negotiations to purchase the other entity’s patent. Royalty expense for the years ended June 30, 2007 and 2008 was $5,942 and $4,944, respectively.

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 8                                EQUITY

Common Stock

During October 2008, the Company issued 6,519 shares of its common stock to a consultant for services rendered.  The underlying shares had a fair market value of $7,500 on the date of issuance.  As such, the Company has included $7,500 of non-cash compensation expense in the statement of operations for the year ended June 30, 2009.

During December 2008, the Company issued 320,000 shares of its common stock to a consultant for services rendered.  The underlying shares had a fair market value of $249,600 on the date of issuance.  As such, the Company has included $249,600 of non-cash compensation expense in the statement of operations for the year ended June 30, 2009.

During December 2008, the Company issued 142,500 shares of its common stock to three key employees for retention bonuses.  The underlying shares had a fair market value of $27,075 on the date of issuance.  As such, the Company has included $27,075 of non-cash compensation expense in the statement of operations for the year ended June 30, 2009.

During March 2009, the Company issued $1,500,000 shares of its common stock to a consultant for services to be rendered through March 2010.  As such, the Company has included $35,625 of non-cash compensation expense in the statement of operations for the year ended June 30,2009.

During April 2009, the Company issued 50,000 shares of its common stock to its legal counsel  for services rendered.  The underlying shares had a fair market value of $6,000 on the date of issuance.  As such, the Company has included $6,000 of non-cash compensation expense in the statement of operations for the year ended June 30, 2009.

Warrants

During the year ended June 30, 2009, the Company issued warrants to purchase 369,890 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $0.10 to 1.50 per share and expire three years from the date of issue.

During the year ended June 30, 2009, the Company issued 17,000 warrants to consultants for services rendered.  These warrants have an exercise price of $0.10 to $1.00 per share and expire three years from the date issue.
Total warrants outstanding as of June 30, 2009 were $2,300,000.

Stock Option Plan

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).  As of June 30, 2009, there were 3,886,649 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of June 30, 2009, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock.  Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance.   The option exercise price is set by the Board at time of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the year ended June 30, 2009, no new options were granted to employees or consultants. Employee options outstanding as of June 30, 2009 were 675,851.  The weighted average grant-date fair value of options granted under the Company’s Option Plan during the years ended June 30, 2008 and 2009 was $1.34 and $0, respectively.

Stock option transactions for fiscal years 2009 and 2008 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, June 30, 2007	1,332,971	$1.07	3.5
Granted	432,413	$1.00
Exercised	(1,000,000)	-		$1,070,000
Expired	(89,533)	$1.07
Outstanding, June 30, 2008	675,851	$2.00	2.5
Granted	-	-
Exercised	-	-
Expired
Outstanding, June 30, 2009	675,851	-	1.5	501,661
Exercisable, June 30, 2009	675,851	$2.00	1.5	501,661

The fair value of options exercised in fiscal years 2009 and 2008 was approximately $0 and $1,070,000, respectively.

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

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Year Ended
	June 30, 2009	June 30, 2008
Option Plan Shares:
Expected term (in years)	N/A	5 to 10
Volatility	N/A	13.2% to 34.8%
Expected dividend	N/A	0%
Risk-free interest rate	N/A	2.15% to 4.91%
Weighted-average grant date fair value	N/A	$0.88

Under the provisions of SFAS No. 123(R), the Company recorded $36,700 and $731,475 of stock compensation expense in our consolidated statements of operations for the years ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

NOTE 9                      INCOME TAXES

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

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes.  At June 30, 2009 and 2008, deferred income tax assets, which are fully reserved, were comprised primarily of the Net operating loss carryforwards  of $2,000,000 and $2,00,000, respectively.

The valuation allowance increased by $2,000,000 and $700,000during the  years  ended  June  30,  2009 and 2008,  as a result of the increase in the Net Operating Carryforwards.

 For federal income tax  purposes,  the  Company  has  net  operating loss carryforwards  of $11,000,000  as of June 30, 2009 that expire through 2029.  Additionally,  the  ultimate utilization  of net  operating  losses  may be  limited  by  change  of  control provision under section 382 of the Internal Revenue Code.

Income tax expense for 2009 and 2008 consists of the minimum state franchise tax.

NOTE 10                      LEGAL PROCEEDINGS

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

The Company has filed suit against one of its distributors for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation and coercion. Based upon the information provided by the Company’s counsel, the court has issued a preliminary award in favor of the Company. At this time, the estimated amount is $226,222. No provision for a gain has been reflected in the accompanying financial statements.

NOTE 11                       SUBSEQUENT EVENTS (UNAUDITED)

Convertible Debt

During July through November, 2009, the Company received $75,000 proceeds from the issuance of convertible notes payable.  The convertible notes bear interest at 10% and are due fifteen months from the date of issuance.  In connection with the convertible notes, the Company issued 150,000 warrants to the note holders with an exercise price of $0.50.

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Promissory Notes

During July through November, 2009, the Company received $80,000 proceeds from the issuance of promissory notes payable.  The promissory notes bear interest at 10% and are due at various dates from April 2010 to July 2010.

Common Stock for Services

During July through November, 2009, the Company issued 1,172,272 shares of its common stock for services rendered during the time period.