Form 10-Q
period 2009-09-30
Provision Holding, Inc.
filed 2009-11-23
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of November 20, 2009, the issuer had 27,822,644 outstanding shares of common stock.

TABLE OF CONTENTS

PART I

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2009 (Unaudited)	June 30, 2009
ASSETS

CURRENT ASSETS

Cash	$-	$19,339
Accounts receivable	41,500	-
Inventory	226,213	222,712
Prepaid expenses	104,187	106,875
Investments	3,000	3,000

TOTAL CURRENT ASSETS	374,900	351,926

EQUIPMENT, net of accumulated depreciation	426,449	472,715

PREPAID FINANCING COSTS	74,091	93,781

INTANGIBLES, net of accumulated amortization	174,025	174,649

TOTAL ASSETS	$1,049,465	$1,093,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$739,397	$599,835
Accrued interest	649,188	571,417
Unearned revenue	119,488	71,557
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount	1,605,687	921,881
Notes payable, current portion	145,000	138,000

TOTAL CURRENT LIABILITIES	3,851,072	2,895,002

CONVERTIBLE DEBT, net of current portion and debt discount	54,667	219,805

TOTAL LIABILITIES	3,905,739	3,114,807

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 27,637,644 and 26,465,372, respectively	27,637	26,465
Additional paid-in capital	12,455,014	12,198,454
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(15,288,925)	(14,196,655)

TOTAL STOCKHOLDERS’ DEFICIT	(2,856,274)	(2,021,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,049,465	$1,093,071

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

REVENUES	$54,419	$266,327

COST OF REVENUES	22,047	129,323

GROSS PROFIT	32,372	137,004

EXPENSES
General and administrative	473,712	440,301
Research and development	46,580	33,971

TOTAL EXPENSES	520,292	474,272

(LOSS) FROM OPERATIONS	(487,920)	(337,268)

OTHER INCOME (EXPENSE)
Unrealized loss on securities	-	(3,000)
Interest expense	(604,350)	(170,887)

TOTAL OTHER INCOME (EXPENSE)	(604,350)	(173,887)

(LOSS) BEFORE INCOME TAXES	(1,092,270)	(511,155)

Income tax expense	-	-

NET (LOSS)	$(1,092,270)	$(511,155)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	27,257,439	24,446,353

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,092,270)	$(511,155)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	-	36,313
Stock issued for services	189,794	-
Depreciation expense	25,984	38,546
Amortization	624	624
Unrealized loss on securities		3,000
Amortization of debt discount	503,669	85,992
Changes in operating assets and liabilities:
Accounts receivable	(41,500)	(19,884)
Inventory	16,781	17,335
Prepaid financing costs	52,628	27,068
Prepaid expenses	2,688	-
Accounts payable and accrued liabilities	139,561	(27,285)
Accrued interest	77,771	44,766
Unearned revenue	47,931	-
NET CASH (USED) BY OPERATING ACTIVITIES	(76,339)	(304,680)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(39,772)
Patents	-	(3,306)
NET CASH (USED) BY INVESTING ACTIVITIES	-	(43,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	57,000	313,450
Prepayments of notes payable	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,000	313,450

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(19,339)	(34,308)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	19,339	287,641
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$-	$253,333

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$12,500
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1  ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended September 30, 2009 and 2008 have been prepared by the Company's management, without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended June 30, 2009.    The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company has evaluated subsequent events through November 23, 2009, the date these consolidated condensed financial statements were issued.

 Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,100,000 in the current period and has negative working capital of approximately $3,500,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2009, the Company had debt instruments outstanding that can potentially be converted into 4,385,356 shares of common stock.

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

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

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 2  INVENTORY

Inventory consists of the following:

September 30, 2009

Raw materials	$122,200
Work in process	100,824
Finished goods	3,189

Total	$226,213

NOTE 3  CONVERTIBLE DEBT

In July of 2009, the Company issued $50,000 of convertible debt. The note is convertible at the option of the holder at a conversion price of $0.10 per share. The note pays interest at a rate of 10% per annum and is due in July 2010. Under EITF 98-5 and 00-27 the intrinsic value of the beneficial conversion feature was recorded as a discount to the notes. This discount of $35,000 will be amortized and charged to interest expense over the term of the note using the effective interest rate method.

During the three months ended September 30, 2009, the Company determined and recognized the fair value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature.

The Company has charged the beneficial conversion feature to additional paid-in capital. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values.  For the three months ended September 30, 2009 interest expense of $503,669 has been accreted increasing the carrying value of the convertible notes to $1,660,334 as of September 30, 2009. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life ranging from 24 to 36 months, a risk free interest rate ranging from .94% to 3.14%, a dividend yield of 0%, and an expected volatility of 100%.

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

Convertible debt consists of the following:

September 30, 2009

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2010 convertible into common stock at a rate of $0.10 to $1.50 per share.	$2,245,000

Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1 per share. Note matured on March 8, 2009 and is now in default and due upon demand.	750,000

Unamortized debt discount	(1,334,646)

1,660,354

Less current portion	(1,605,687)

Convertible debt, net of current portion and debt discount	$54,667

Future note maturities of convertible debt for the next twelve months and beyond are $2,925,000 and $70,000, respectively.

NOTE 4  NOTES PAYABLE

During the three months ended September 30, 2009, $7,000 of debt was issued.  The note payable is due upon demand and does not bear interest.  In connection with the funding of this note, the note holder is due to receive 40,000 shares of the Company’s common stock within 30 days of receipt of the borrowed funds.  If for any reason, the principal sum is not paid in full within 90 days of the date thereof, or if the Stock above is not issued to the note holder within 30 days, the Note shall accrue interest at a rate of 7% APR, or portion thereof, until all amounts are paid in full ("Default"). This interest shall accrue from the date above. In the event a Default occurs, the stock shall still be issuable to the note holder, and the entire remaining principal sum and all interest accrued shall become immediately due.

NOTE 5  EQUITY

Common Stock

During the three months ended September 30, 2009, the Company issued 1,172,272 shares of its common stock to its various consultants for services rendered and term service agreements.  The underlying shares had a fair market value of $222,732 on the date of issuance.  In accordance with the terms of the agreements and the length of services to be provided, the Company has included $189,794 of stock compensation expense in the statement of operations for the three months ended September 30, 2009 and recorded the balance of $32,938 as prepaid compensation.

NOTE 6  SUBSEQUENT EVENTS

Convertible Debt

During October through November, 2009, the Company received $75,000 proceeds from the issuance of convertible notes payable.  The convertible notes bear interest at 10%, are due fifteen months from the date of issuance and have a conversion price of $0.50.  In connection with the convertible notes, the Company issued 150,000 warrants to the note holders with an exercise price of $0.50.

Promissory Notes

During November, 2009, the Company received $30,000 proceeds from the issuance of promissory notes payable. In connection with the issuance of the promissory notes, the Company will issue 500,000 shares of common stock to the holders of these notes as additional consideration for prior financial advisory services, consulting services, and introductory services provided to the Company. The promissory notes bear interest at 10% and mature in April 2010.   The promissory notes are secured by two of the Company’s 3DEO kiosks.  In connection with the issuance of the promissory notes, the Company will issue 500,000 shares of common stock to the holders of these notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include: the ability to develop customers and generate revenues; the ability to compete effectively in a rapidly evolving marketplace; the impact of technological change; our ability to protect our intellectual property in the United States and other countries; our ability to raise capital to implement our business plan; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

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

Business History and Overview

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

Business Development

Launching our first products into grocery stores, we have developed a new patent pending application. Known as the “3DEO Rewards Center” or “3DEO”, this ProVision device, also described as a kiosk or terminal, projects 3D video advertisements, promotions, and public service announcements; and allows consumers to print coupons as well as receive non-cash awards like sweepstakes. The 3DEO Rewards Center provides consumer product good (“CPG”) companies, along with other brands, marketers and  advertisers with a new way of promoting their products at the point of purchase, where consumers are making seventy percent of their buying decisions.

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

In August 2009, the Company announced an extremely successful market test with Unisys Japan, and its Japanese distribution partner.  As reported by Unisys, Provision’s 3DEO program resulted in “uncountable eye-catches “from various industries as the next generation of 3D digital signage.”  Earlier in the year, Provision was named as one of the Top 10 companies at Infocomm 2009 as a significant technology trend of the year.  Provision was also honored by digital media giant, Scala, for the “most innovative installation” in 2008.

During 2009, Provision announced the addition of former Apple CEO and current AT&T Director, Gil Amelio, to their Advisory Board.  Additionally, Digital Media Industry executive, Lyle Bunn, was also named to Provision’s Advisory Board.  Both of these additions  have given the Company significant additional credibility in business, technology, and the digital media market.

We made two key announcements introducing Provision’s strategic alliances and partnerships with IBM, Microsoft, and Intel.  As an Intel Capital portfolio company, Provision’s CEO, Curt Thornton, was invited to speak at the CEO forum held both in 2008 and 2009, sharing the Company’s 3D holographic product line, market launch, and company strategy to over 200 global CEO’s in attendance.

We plan to build, own, and operate networks of 3DEO Rewards Centers.  In March 2008 we signed three-year agreements with several independent Hispanic grocery store chains to install 3DEO Reward Centers in 47 locations in southern California.  In September 2008, we signed an agreement with the Long Island Gasoline Retailers Association (“LIGRA”) to install its patented 3D holographic displays in up to 800 member stores throughout New York. Provision’s displays will be located inside the independent convenience stores of major franchise gasoline retailers including Shell, ExxonMobil, Citgo, Sunoco, BP, Amoco and Gulf.  As of September 30, 2009 the Company has announced a total of 1086 retail locations with signed contracts, with additional retail locations pending announcement.

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

During 2009 the Company has announced several new patents issued including the U.S. and China.  Provision also filed six new patents in the European Union, further protecting its intellectual property globally.

Provision announced and demonstrated its first and second generation interactive, gesture-recognition based technologies integrated with its 3D holographic displays at the Intel Developer Forum and the National Retail Federation Expo.  The significance of this gesture recognition interactive technology allows consumers and users of the 3D displays to “touch” and manipulate the holographic video images in real-time, therefore providing an immersive, engaging experience with an immediate call-to-action for the consumer, and benefiting the retailer and advertiser.  In September 2009 the Company announced and demonstrated its latest development program with the University of Tokyo to bring in “feel” or “touchability” to Provision’s 3D holographic video images.

The Company introduced its newest product to the marketplace earlier in the year.  Called the HL17 Micro Diamond, replacing the current HL17T, the Micro Diamond is half the size of the traditional HL17T weighs only 18 pounds.

While not remaining complacent with its current technology platform being launched into the Digital Out-Of-Home advertising markets, the Company seized the opportunity to begin the development of a 3D Consumer Product.  The new consumer product will be the first of its kind and will exponentially expand the reach of Provision’s cutting edge technology.   The “out-of-the-box, plug-and-play” 3D display will ultimately be targeted as a high volume product for the home game market.  The 3D display will be designed to be completely compatible with the most popular game consoles on the market, and priced accordingly.  The new 3D consumer product will also ultimately benefit Provision’s market-leading, retail partners.  The Company plans on applying its successful consumer development solutions to its DOOH products, providing partners with products that are lower cost, lighter weight, and have futuristic industrial design

We believe that Provision’s intellectual property and expertise constitutes an important competitive resource, and we continue to evaluate the markets and products that are most appropriate to exploit this expertise. In addition, we maintain an active program of intellectual property protection, both to assure that the proprietary technology developed by us is appropriately protected and, where necessary, to assure that there is no infringement of Provision’s proprietary technology by competitive technologies.

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

Results of Operation – Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

Select Financial Information
	September 30, 2009	September 30, 2008
Total Assets	$1,049,465	$1,416,653
Total Liabilities	$3,905,739	$2,063,272
Total Stockholders’ Deficit	$2,856,274	$646,619

Revenues	$54,419	$266,327
Cost of Revenues	22,047	129,323
Gross Profit	32,372	137,004
Expenses	520,292	474,272
Loss from Operations	(487,920)	(337,268)
Other Income (Expense)	(604,350)	(173,887)
Net Loss	$(1,092,270)	$(511,155)
Net Loss per Common Share	$(0.04)	$(0.02)

Revenue and Cost of Revenue

Revenues for the three months ended September 30, 2009 decreased 80% to $54,419 from $266,327 for the three months ended September 30, 2008.  Included in revenues for the three months ended September 30, 2009 is $52,500 from the sale of our product coming from international distributors and the beginning shipment of our Studio One purchase agreement as well as $1,389 in advertising revenues. These international product sales came in from countries including Japan and Europe.  The Company has announced additional sales to its Japanese distributor supporting the test of the Company’s products by Unisys, as well as recent shipments to the U.K. to its distributor who is working with Samsung.  Advertising sales are expected to increase as the Company continues its roll out of its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

Our cost of revenues were $22,047 for the three months ended September 30, 2009 as compared to $129,323 for the three months ended September 30, 2008.  This decrease of $107,276 or 83% is a direct result of our decreased revenues as well as the increase in advertising revenue which carries no cost of revenue.

We had a gross profit percentage of 59% for the three months ended September 30, 2009 compared to a gross profit percentage of 51% for the three months ended September 30, 2008.  The increase in gross margin percentage was a result of a change in our sales mixture to higher margin items, increase in some sales prices to certain regional, retail customers, along with our additional advertising revenues.  As discussed above, we expect advertising revenues to increase in the coming quarters as the Company begins to roll out its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).

Expenses

General and administrative expenses for the three months ended September 30, 2009 were $473,712 as compared to $440,301 for the three months ended September 30, 2008.

During the three months ended September 30, 2009 our marketing expense decreased $43,488 to $2,578 for the three months ended September 30, 2009 from $46,066 during the three months ended September 30, 2008.  The decrease in our marketing expenses was due to our decision to not reorder approximately $60,000 of marketing materials that were ordered and used during the year ended June 30, 2008.  Our accounting fees decreased $82,055 to $23,600 during the three months ended September 30, 2009 from $105,655 during the three months ended September 30, 2008.  This decrease in accounting fees is directly related to our financial statement audit for the year ended June 30, 2008 as well as the requirement for quarterly reviewed financial statements to fulfill our filing requirements with the Securities and Exchange Commission. These decreases in expenses were partially offset by an increase of $153,481 in non-cash compensation to $189,794 during the three months ended September 30, 2009 from $36,313 during the three months ended September 30, 2008.  Non-cash compensation relates to the value of common stock, warrants and options issued in exchange for services rendered.  While we cannot guarantee it, we do not expect our non-cash compensation to continue this level of increase in the near future. Our consulting expenses increased $25,625 to $35,625 during the three months ended September 30, 2009 from $10,000 during the three months ended September 30, 2008.  Additionally, our salaries and wages increased $20,018 to $113,300 during the three months ended September 30, 2009 from $93,282 during the three months ended September 30, 2008.

During the three months ended September 30, 2009 we recorded $46,580 of  research and development expenses as compared to $33,971 during the three months ended September 30, 2008.  Research and development expenses relate to the salary paid to two key employees who conduct ongoing technical engineering tasks for product improvements, cost reductions, new product development, and the like.

Other Income (Expense)

Interest expense increased 254% to $604,350 during the three months ended September 30, 2009 from $170,887 during the three months ended September 30, 2008.  The increase is directly related to the increase in the beneficial conversion feature interest expense related to the issuance of new debt and the discount the note holder experiences.

During the three months ended September 30, 2008 we recorded $3,000 unrealized loss of securities as we revalued the carrying value of our investment in corporate stock held.

Net Loss

As a result of the aforementioned, our net loss increased 114% or $581,115, to $1,092,270 during the three months ended September 30, 2009 from $511,155 during the three months ended September 30, 2008.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $-0- at September 30, 2009 compared to cash of $19,339 at June 30, 2009.  Our working capital deficit increased to 3,474,514 at September 30, 2009 from a deficit of $2,543,076 at June 30, 2009. The reason for the increase in the working capital deficit was the increase in current portion of convertible debt of approximately $710,000.

During the three months ended September 30, 2009, we used $76,339 of cash for operating activities versus $304,680 during the three months ended September 30, 2008.  The primary differences were the stock issued for services during the three months ended September 30, 2009 in the amount of $187,794 along with the amortization of the debt discount in the amount of $503,669 and the increase in accounts payable and accrued expenses in the amount of $139,562.  These amounts were partially offset by the increase in the net loss of $581,115.

Cash used in investing activities during the three months ended September 30, 2009 and 2008 was $-0- and $43,078, respectively.  During the three months ended September 30, 2008 we used $39,772 to purchase equipment and $3,306 to purchase patents.

Cash provided by financing activities during the three months ended September 30, 2009 was $57,000 as a result of the proceeds from notes payable net of fees.  Cash provided by financing activities during the three months ended September 30, 2008 was $313,450 as a result of the proceeds from notes payable, net of fees.

We are subject to the risks arising from adverse changes in domestic and global economic conditions. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy has recently been increasingly uncertain due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. If economic growth in the United States continues to be slowed, or if other adverse general economic changes occur or continue, many potential customers may delay or reduce technology purchases and  advertising and marketing spending. This could result in reductions in sales of our products and a delay in launching our advertising network.

Given our plans and expectation that we will need additional capital, we will need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants. We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor's investment will only occur if our stock price appreciates.

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

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,100,000 in the current period and has negative working capital of approximately $3,500,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company's APIC pool related to stock-based compensation for the three months ended September 30, 2009.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings, to our knowledge, pending against us or being pursued by us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The below shares of common stock were sold or issued to accredited investors in the first nine months of 2009 pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the securities.  All funds raised were used to fund our operations.

In July of 2009, the Company issued $50,000 of convertible debt. The note is convertible at the option of the holder at a conversion price of $0.10 per share. The note pays interest at a rate of 10% per annum and is due in July 2010.

During the three months ended September 30, 2009, $7,000 of debt was issued.  The note payable is due upon demand and does not bear interest.  In connection with the funding of this note, the note holder is due to receive 40,000 shares of the Company's common stock within 30 days of receipt of the borrowed funds.

During the three months ended September 30, 2009, the Company issued 1,172,272 shares of its common stock to its various consultants for services rendered and term service agreements.  The underlying shares had a fair market value of $222,732 on the date of issuance.

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

PROVISION HOLDING, INC.

November 23, 2009	By:	/s/ Curt Thornton
Curt Thornton
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer and Accounting Officer) and Director