Form 10-Q
period 2009-12-31
Provision Holding, Inc.
filed 2010-02-22
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Yes ☐   No ☒

As of February 19, 2010, the issuer had 31,352,955 outstanding shares of common stock.

TABLE OF CONTENTS

PART I

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (Unaudited)	June 30, 2009
ASSETS

CURRENT ASSETS

Cash	$79,918	$19,339
Inventory	264,127	222,712
Prepaid expenses	250,538	106,875
Investments	3,000	3,000

TOTAL CURRENT ASSETS	597,583	351,926

EQUIPMENT, net of accumulated depreciation	337,045	472,715

PREPAID FINANCING COSTS	69,400	93,781

INTANGIBLES, net of accumulated amortization	173,401	174,649

TOTAL ASSETS	$1,177,429	$1,093,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$780,840	$599,835
Accrued interest	730,078	571,417
Unearned revenue	101,948	71,557
Current portion of convertible debt, net of debt discount	1,978,393	921,881
Notes payable, current portion	175,000	138,000
Contingent liability	592,312	592,312

TOTAL CURRENT LIABILITIES	4,358,571	2,895,002

CONVERTIBLE DEBT, net of current portion and debt discount	78,576	219,805

TOTAL LIABILITIES	4,437,147	3,114,807

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 30,877,644 and 26,465,372, respectively	30,877	26,465
Additional paid-in capital	13,076,838	12,198,454
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(16,317,433)	(14,196,655)

TOTAL STOCKHOLDERS’ DEFICIT	(3,259,718)	(2,021,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,177,429	$1,093,071

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008

REVENUES	$80,995	$219,320	$135,459	$342,117

COST OF REVENUES	35,436	107,293	57,483	164,782

GROSS PROFIT	45,559	112,027	77,976	177,335

EXPENSES
General and administrative	579,594	662,994	1,053,306	1,167,727
Research and development	38,381	41,376	84,961	82,847

TOTAL EXPENSES	617,975	704,370	1,138,267	1,250,574

(LOSS) FROM OPERATIONS	(572,416)	(592,343)	(1,060,291)	(1,073,239)

OTHER INCOME (EXPENSE)
Unrealized loss on securities	-	-	-	(3,000)
Gain on disposal of fixed asset	-	5,725	-	5,725
Interest expense	(456,137)	(209,575)	(1,060,487)	(380,462)

TOTAL OTHER INCOME (EXPENSE)	(456,137)	(203,850)	(1,060,487)	(377,737)

(LOSS) BEFORE INCOME TAXES	(1,028,553)	(796,193)	(2,120,778)	(1,450,976)

Income tax expense	-	-	-	-

NET (LOSS)	$(1,028,553)	$(796,193)	(2,120,778)	(1,450,976)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.04)	$(0.03)	(0.08)	(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	28,734,789	24,573,894	28,128,057	24,510,130

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,120,778)	$(1,450,976)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	-	36,313
Stock issued for services	545,149	284,562
Depreciation expense	30,843	61,296
Amortization	1,248	1,248
Gain on disposal of fixed asset	-	(5,725)
Unrealized loss on securities	-	3,000
Amortization of debt discount	823,447	217,970
Changes in operating assets and liabilities:
Accounts receivable	-	(600)
Inventory	63,412	77,641
Prepaid financing costs	72,701	50,558
Accounts payable and accrued liabilities	181,005	28,015
Accrued interest	158,661	98,639
Unearned revenue	30,391	76,374
NET CASH (USED) BY OPERATING ACTIVITIES	(213,921)	(521,685)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(44,207)
Patents	-	(3,306)
NET CASH (USED) BY INVESTING ACTIVITES	-	(47,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, net of fees	274,500	396,750
Prepayments of notes payable	-	-
NET CASH PROVIDED BY FINANCING ACTIVITES	274,500	396,750

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	60,579	(172,448)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	19,339	287,641
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$79,918	$115,193

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$12,500
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

NOTE 1  ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended December 31, 2009 and 2008 have been prepared by the Company's management, without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended June 30, 2009.    The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company has evaluated subsequent events through February 22, 2009, the date these consolidated condensed financial statements were issued.

 Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $2,100,000 in the current period and has negative working capital of approximately $3,800,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2009, the Company had debt instruments outstanding that can potentially be converted into approximately 7,400,000shares of common stock.

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance that require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. The fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their recorded carrying amounts because of their short-term nature.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·
Level 2  inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value December 31, 2009	Fair Value Measurements December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Convertible notes	$3,182,500	$--	$--	$2,056,969

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are Level 3 liabilities as of December 31, 2009:

Balance at June 30, 2009	$1,141,686
Issuance of debt	91,836
Accretion of discount	823,447
Balance at December 31, 2009	$2,056,969

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

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

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 820). FSP 107-1 amends SFAS 107, Disclosures about Fair Value Instruments and APB 28, Interim Financial Reporting (ASC 820), to require disclosures about fair value of financial instruments during interim reporting periods. The Company adopted the provisions of FSP 107-1 and APB 28-1 during the quarter ended December 31, 2009.

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

NOTE 2   INVENTORY

Inventory consists of the following:

December 31, 2009

Raw materials	$122,889
Work in process	141,238
Finished goods	-

Total	$264,127

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

NOTE 3  CONVERTIBLE DEBT

In July of 2009, the Company issued $50,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.10 per share. The note pays interest at a rate of 10% per annum and is due in July 2010.

In October of 2009, the Company issued $75,000 of convertible debt. The notes are convertible into common stock at the option of the holder at a conversion price of $0.50 per share and includes warrants to purchase 150,000 shares of common stock at $0.50 per share. The notes pay interest at a rate of 10% per annum and are due in January 2011.

In November of 2009, the Company issued $12,500 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.50 per share and includes warrants to purchase 3,125 shares of common stock at $0.50 per share. The note pays interest at a rate of 8% per annum and is due in November 2011.

In December of 2009, the Company issued $100,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.15 per share and includes warrants to purchase 500,000 shares of common stock at $0.20 per share.  The note pays interest at a rate of 8% per annum and is due in December 2011.

The Company allocated the proceeds of issuances above between the convertible debt and the detachable warrants and beneficial conversion feature based on their relative fair values.  Accordingly, a debt discount totaling $145,664 was recorded to additional paid-in capital. For the six months ended December 31, 2009 interest expense of $823,447 has been accreted increasing the carrying value of the convertible notes to $2,056,969 as of December 31, 2009. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life ranging from 24 to 36 months, a risk free interest rate ranging from .94% to 3.14%, a dividend yield of 0%, and an expected volatility of 100%.

Convertible debt consists of the following:

December 31, 2009

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2011; convertible into common stock at a rate of $0.10 to $1.50 per share.	$2,432,500

Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1 per share. Note matured on March 8, 2009 and is now in default and due upon demand.	750,000

Unamortized debt discount	(1,125,531)

2,056,969

Less current portion	(1,978,393)

Convertible debt, net of current portion and debt discount	$78,576

Future note maturities of convertible debt for the next twelve months and beyond are $3,095,000 and $87,500, respectively.

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

NOTE 4  NOTES PAYABLE

In September of 2009, $7,000 of debt was issued.  The note payable is due upon demand and does not bear interest.  In connection with the funding of this note, the note holder is due to receive 40,000 shares of the Company’s common stock within 30 days of receipt of the borrowed funds.  If for any reason, the principal sum is not paid in full within 90 days of the date thereof, or if the stock above is not issued to the note holder within 30 days, the Note shall accrue interest at a rate of 7% APR, or portion thereof, until all amounts are paid in full ("Default"). This interest shall accrue from the date above. In the event a Default occurs, the stock shall still be issuable to the note holder, and the entire remaining principal sum and all interest accrued shall become immediately due.

In November of 2009, $30,000 of debt was issued in the form of three notes payable.  The notes payable are due upon demand and bear interest at 10% per annum.  In connection with the funding of this note, the note holders received 500,000 shares of the Company’s common stock within 30 days of receipt of the borrowed funds.  If for any reason, the principal sum is not paid in full within 90 days of the date thereof, or if the stock above is not issued to the note holder within 30 days, the Note shall accrue interest at a rate of 10% APR, or portion thereof, until all amounts are paid in full ("Default"). This interest shall accrue from the date above. In the event a Default occurs, the stock shall still be issuable to the note holder, and the entire remaining principal sum and all interest accrued shall become immediately due.

NOTE 5  EQUITY

Common Stock

During the six months ended December 31, 2009, the Company issued 4,412,272 shares of its common stock to its various consultants for services rendered and term service agreements.  The underlying shares had a fair market value of $737,132 on the date of issuance.  In accordance with the terms of the agreements and the length of services to be provided, the Company has included $545,149 of stock compensation expense in the statement of operations for the six months ended December 31, 2009 and recorded the balance of $191,983 as additional prepaid compensation.

NOTE 6  SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the Company has issued 47,619 shares of common stock for cash of $10,000 and approximately 442,000 shares of common stock for services and debt.

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

We plan to build, own, and operate networks of 3DEO Rewards Centers.  In March 2008 we signed three-year agreements with several independent Hispanic grocery store chains to install 3DEO Reward Centers in 47 locations in southern California.  In September 2008, we signed an agreement with the Long Island Gasoline Retailers Association (“LIGRA”) to install its patented 3D holographic displays in up to 800 member stores throughout New York. Provision’s displays will be located inside the independent convenience stores of major franchise gasoline retailers including Shell, ExxonMobil, Citgo, Sunoco, BP, Amoco and Gulf.  As of December 31, 2009 the Company has announced a total of 1,086 retail locations with signed contracts, with additional retail locations pending announcement.

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

While not remaining complacent with its current technology platform being launched into the Digital Out-Of-Home advertising markets, the Company seized the opportunity to begin the development of a 3D Consumer Product.  The new consumer product will be the first of its kind and will exponentially expand the reach of Provision’s cutting edge technology.   The “out-of-the-box, plug-and-play” 3D display will ultimately be targeted as a high volume product for the home game market.  The 3D display will be designed to be completely compatible with the most popular game consoles on the market, and priced accordingly.  The new 3D consumer product will also ultimately benefit Provision’s market-leading, retail partners.  The Company plans on applying its successful consumer development solutions to its DOOH products, providing partners with products that are lower cost, lighter weight, and have futuristic industrial design.

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

Results of Operation – Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008

Select Financial Information
	2009	2008
Total Assets	$1,177,429	$1,176,919
Total Liabilities	$4,437,147	$2,448,981
Total Stockholders’ Deficit	$(3,259,718)	$(1,272,062)

Revenues	$80,995	$219,320
Cost of Revenues	35,436	107,293
Gross Profit	45,559	112,027
Expenses	617,975	704,370
Loss from Operations	(572,416)	(592,343)
Other Income (Expense)	(456,137)	(203,850)
Net Loss	$(1,028,553)	$(796,193)
Net Loss per Common Share	$(0.04)	$(0.03)

Revenue and Cost of Revenue

Revenues for the three months ended December 31, 2009 decreased 63% to $80,995 from $219,320 for the three months ended December 31, 2008.  Our lack of available cash resources to construct more units combined with the general economic slowdown adversely impacted our revenues. Included in revenues for the three months ended December 31, 2009 is $74,525 from the sale of our product coming from international distributors and the beginning shipment of our Studio One purchase agreement as well as $4,167 in advertising revenues. These international product sales came in from countries including Japan and Europe.  The Company has announced additional sales to its Japanese distributor supporting the test of the Company’s products by Unisys, as well as recent shipments to the U.K. to its distributor who is working with Samsung.  Advertising sales are expected to increase as the Company continues its roll out of its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

Our cost of revenues were $35,436 for the three months ended December 31, 2009 as compared to $107,293 for the three months ended December 31, 2008.  This decrease of $71,857 or 67% is a direct result of our decreased revenues as well as the increase in advertising revenue which carries no cost of revenue.

We had a gross profit percentage of 56% for the three months ended December 31, 2009 compared to a gross profit percentage of 51% for the three months ended December 31, 2008.  The increase in gross margin percentage was a result of a change in our sales mixture to higher margin items, increase in some sales prices to certain regional, retail customers, along with our additional advertising revenues.  As discussed above, we expect advertising revenues to increase in the coming quarters as the Company begins to roll out its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).

Expenses

General and administrative expenses for the three months ended December 31, 2009 were $579,594 as compared to $662,994 for the three months ended December 31, 2008.

During the three months ended December 31, 2009 our marketing expense decreased $67,796 to $1,688 for the three months ended December 31, 2009 from $69,484 during the three months ended December 31, 2008.  The decrease in our marketing expenses was due to our decision to not reorder approximately $60,000 of marketing materials that were ordered and used during the year ended June 30, 2009.  Our accounting fees decreased $47,739 to $85,141 during the three months ended December 31, 2009 from $132,880 during the three months ended December 31, 2008.  This decrease in accounting fees is directly related to our financial statement audits for the two years ended June 30, 2008 being included in last year’s expenses. Additionally we experienced a decrease of $36,770 in non-cash compensation to $284,105 during the three months ended December 31, 2009 from $320,875 during the three months ended December 31, 2008.  Non-cash compensation relates to the value of common stock, warrants and options issued in exchange for services rendered.  While we cannot guarantee it, we do not expect our non-cash compensation to continue this level of expense in the near future. Our consulting expenses increased $39,078 to $47,325 during the three months ended December 31, 2009 from $8,247 during the three months ended December 31, 2008.  Additionally, our salaries and wages increased $21,173 to $93,611 during the three months ended December 31, 2009 from $72,438 during the three months ended December 31, 2008.

During the three months ended December 31, 2009 we recorded $38,381 of research and development expenses as compared to $41,376 during the three months ended December 31, 2008.  Research and development expenses relate to the salary paid to two key employees who conduct ongoing technical engineering tasks for product improvements, cost reductions, new product development, and the like.

Other Income (Expense)

Interest expense increased 118% to $456,137 during the three months ended December 31, 2009 from $209,575 during the three months ended December 31, 2008.  The increase is directly related to the issuance of new debt and the amortization of the related debt discount.

During the three months ended December 31, 2008 we recorded $5,725 on the gain from the disposal of a fixed asset.

Net Loss

As a result of the aforementioned, our net loss increased 29% or $232,360, to $1,028,553 during the three months ended December 31, 2009 from $796,193 during the three months ended December 31, 2008.

Results of Operation – Six Months Ended December 31, 2009 as Compared to the Six Months Ended December 31, 2008

Select Financial Information
	2009	2008
Revenues	$135,459	$342,117
Cost of Revenues	57,483	164,782
Gross Profit	77,976	177,335
Expenses	1,138,267	1,250,574
Loss from Operations	(1,060,291)	(1,073,239)
Other Income (Expense)	(1,060,487)	(377,737)
Net Loss	$(2,120,778)	$(1,450,976)
Net Loss per Common Share	$(0.08)	$(0.06)

Revenue and Cost of Revenue

Revenues for the six months ended December 31, 2009 decreased 60% to $135,459 from $342,117 for the six months ended December 31, 2008.  Our lack of available cash resources to construct more units combined with the general economic slowdown adversely impacted our revenues. Included in revenues for the six months ended December 31, 2009 is $127,025 from the sale of our product coming from international distributors and the beginning shipment of our Studio One purchase agreement as well as $5,556 in advertising revenues. These international product sales came in from countries including Japan and Europe.  The Company has announced additional sales to its Japanese distributor supporting the test of the Company’s products by Unisys, as well as recent shipments to the U.K. to its distributor who is working with Samsung.  Advertising sales are expected to increase as the Company continues its roll out of its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

Our cost of revenues were $57,483 for the six months ended December 31, 2009 as compared to $164,782 for the six months ended December 31, 2008.  This decrease of $107,299 or 65% is a direct result of our decreased revenues as well as the increase in advertising revenue which carries no cost of revenue.

We had a gross profit percentage of 58% for the six months ended December 31, 2009 compared to a gross profit percentage of 52% for the six months ended December 31, 2008.  The increase in gross margin percentage was a result of a change in our sales mixture to higher margin items, increase in some sales prices to certain regional, retail customers, along with our additional advertising revenues.  As discussed above, we expect advertising revenues to increase in the coming quarters as the Company begins to roll out its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).

Expenses

General and administrative expenses for the six months ended December 31, 2009 were $1,053,306 as compared to $1,167,727 for the six months ended December 31, 2008.

During the six months ended December 31, 2009 our marketing expense decreased $91,050 to $4,266 for the six months ended December 31, 2009 from $95,316 during the six months ended December 31, 2008.  The decrease in our marketing expenses was due to our decision to not reorder approximately $60,000 of marketing materials that were ordered and used during the year ended June 30, 2008.  Our accounting fees decreased $44,514 to $108,741 during the six months ended December 31, 2009 from $153,255 during the six months ended December 31, 2008.  This decrease in accounting fees is directly related to our financial statement audit for the two years ended June 30, 2008 being included in last year’s expenses. These decreases in expenses were partially offset by an increase of $224,274 in non-cash compensation to $545,149 during the six months ended December 31, 2009 from $320,875 during the six months ended December 31, 2008.  Non-cash compensation relates to the value of common stock, warrants and options issued in exchange for services rendered.  While we cannot guarantee it, we do not expect our non-cash compensation to continue this level of increase in the near future. Our consulting expenses increased $64,703 to $82,950 during the six months ended December 31, 2009 from $18,247 during the six months ended December 31, 2008.  Additionally, our salaries and wages increased $41,191 to $206,911 during the six months ended December 31, 2009 from $165,720 during the six months ended December 31, 2008.

During the six months ended December 31, 2009 we recorded $84,961 of research and development expenses as compared to $82,847 during the six months ended December 31, 2008.  Research and development expenses relate to the salary paid to two key employees who conduct ongoing technical engineering tasks for product improvements, cost reductions, new product development, and the like.

Other Income (Expense)

Interest expense increased 179% to $1,060,487 during the six months ended December 31, 2009 from $380,462 during the six months ended December 31, 2008.  The increase is directly related to the issuance of new debt and the amortization of the related debt discount.

During the six months ended December 31, 2008 we recorded $5,725 on the gain from the disposal of a fixed asset.

During the six months ended December 31, 2008 we recorded $3,000 unrealized loss of securities as we revalued the carrying value of our investment in corporate stock held.

Net Loss

As a result of the aforementioned, our net loss increased 46% or $669,802 to $2,120,778 during the six months ended December 31, 2009 from $1,450,976 during the six months ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $79,918 at December 31, 2009 compared to cash of $19,339 at June 30, 2009.  Our working capital deficit increased to $3,760,988 at December 31, 2009 from a deficit of $2,543,076 at June 30, 2009. The reason for the increase in the working capital deficit was the increase in current portion of convertible debt of approximately $800,000.

During the six months ended December 31, 2009, we used $213,921 of cash for operating activities versus $521,658 during the six months ended December 31, 2008.  The primary difference was the deferral of paying many of our creditors and wages to conserve cash.

Cash used in investing activities during the six months ended December 31, 2009 and 2008 was $-0- and $47,513, respectively.  During the six months ended December 31, 2008 we used $44,207 to purchase equipment and $3,306 to purchase patents.

Cash provided by financing activities during the six months ended December 31, 2009 was $274,500 as a result of the proceeds from notes payable, net of fees.  Cash provided by financing activities during the six months ended December 31, 2008 was $396,750 as a result of the proceeds from notes payable, net of fees.

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

Going Concern —These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $2,100,000 in the current period and has negative working capital of approximately $3,800,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company's APIC pool related to stock-based compensation for the six months ended December 31, 2009.

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

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 820). FSP 107-1 amends SFAS 107, Disclosures about Fair Value Instruments and APB 28, Interim Financial Reporting (ASC 820), to require disclosures about fair value of financial instruments during interim reporting periods. The Company  adopted the provisions of FSP 107-1 and APB 28-1 during the quarter ended September 30, 2009.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended December 31, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings, to our knowledge, pending against us or being pursued by us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    The below shares of common stock were sold or issued to accredited investors in the quarter ended December 31, 2009 pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the securities:

     In October of 2009, the Company issued $75,000 of convertible debt. The notes are convertible into common stock at the option of the holder at a conversion price of $0.50 per share and includes warrants to purchase 150,000 shares of common stock at $0.50 per share. The notes pay interest at a rate of 10% per annum and are due in January 2011.

    In November of 2009, the Company issued $12,500 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.50 per share and includes warrants to purchase 3,125 shares of common stock at $0.50 per share. The note pays interest at a rate of 8% per annum and is due in November 2011.

    In December of 2009, the Company issued $100,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.15 per share and includes warrants to purchase 500,000 shares of common stock at $0.20 per share.  The note pays interest at a rate of 8% per annum and is due in December 2011.

    All funds raised in these issuances were used to fund our operations. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

    In November of 2009, $30,000 of debt was issued in the form of three notes payable.  The notes payable are due upon demand and bear interest at 10% per annum.  In connection with the funding of this note, the note holders received 500,000 shares of the Company’s common stock within 30 days of receipt of the borrowed funds.

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

PROVISION HOLDING, INC.

February 22, 2010	By:	/s/ Curt Thornton
Curt Thornton
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer and Accounting Officer) and Director