Form 10-Q
period 2010-03-31
Provision Holding, Inc.
filed 2010-05-24
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐   No ☒

As of March 31, 2010, the issuer had 32,359,094 outstanding shares of common stock.

TABLE OF CONTENTS

PART I

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2010 (Unaudited)	June 30, 2009
ASSETS

CURRENT ASSETS

Cash	$410,677	$19,339
Accounts Receivable	800	-
Inventory	278,885	222,712
Prepaid expenses	144,287	106,875
Investments	3,000	3,000

TOTAL CURRENT ASSETS	837,649	351,926

EQUIPMENT, net of accumulated depreciation	319,757	472,715

PREPAID EXPENSES, non current	57,070	93,781

INTANGIBLES, net of accumulated amortization	190,735	174,649

TOTAL ASSETS	$1,405,211	$1,093,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$878,586	$599,835
Accrued interest	805,242	571,417
Unearned revenue	99,282	71,557
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount	2,836,780	921,881
Notes payable, current portion	155,000	138,000

TOTAL CURRENT LIABILITIES	5,367,202	2,895,002

CONVERTIBLE DEBT, net of current portion and debt discount	104,089	219,805

TOTAL LIABILITIES	5,471,291	3,114,807

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 32,359,094 and 26,465,372, respectively	32,359	26,465
Additional paid-in capital	13,929,807	12,198,454
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(17,978,246)	(14,196,655)

TOTAL STOCKHOLDERS’ DEFICIT	(4,066,080)	(2,021,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,405,211	$1,093,071

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009

REVENUES	$8,446	$65,275	$143,905	$407,392

COST OF REVENUES	3,732	33,366	61,215	204,842

GROSS PROFIT	4,714	31,909	82,690	202,550

EXPENSES
General and administrative	556,299	442,228	1,523,680	1,603,321
Research and development	51,499	49,797	136,460	132,644

TOTAL EXPENSES	607,798	492,085	1,660,140	1,735,965

(LOSS) FROM OPERATIONS	(603,084)	(460,176)	(1,577,450)	(1,533,415)

OTHER INCOME (EXPENSE)
Unrealized loss on securities	-	-	-	(3,000)
Gain on disposal of fixed asset	-	-	-	5,725
Interest expense	(1,057,729)	(179,178)	(2,204,141)	(559,640)

TOTAL OTHER INCOME (EXPENSE)	(1,057,729)	(179,178)	(2,204,141)	(556,915)

(LOSS) BEFORE INCOME TAXES	(1,660,813)	(639,354)	(3,781,591)	(2,090,330)

Income tax expense	-	-	-	-

NET (LOSS)	$(1,660,813)	$(639,354)	(3,781,591)	(2,090,330)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.05)	$(0.03)	(0.13)	(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	31,167,416	24,982,039	29,138,958	24,665,132

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,781,591)	$(2,090,330)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	-	36,313
Stock issued for services	863,020	427,062
Depreciation expense	52,403	91,007
Amortization	1,872	1,872
Gain on disposal of fixed asset	-	(5,725)
Unrealized loss on securities	-	3,000
Amortization of debt discount	1,735,347	313,382
Changes in operating assets and liabilities:
Accounts receivable	(800)	-
Inventory	44,382	96,897
Prepaid expenses	85,031	70,049
Accounts payable and accrued expenses	308,601	109,640
Accrued interest	243,106	160,914
Unearned revenue	27,725	62,577
NET CASH (USED) BY OPERATING ACTIVITIES	(420,904)	(723,342)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(43,319)
Patents	(17,958)	(35,306)
NET CASH (USED) BY INVESTING ACTIVITES	(17,958)	(78,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, net of fees	819,500	516,750
Proceeds from the sale of common stock	10,700	-
NET CASH PROVIDED BY FINANCING ACTIVITES	830,200	516,750

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	391,338	(285,217)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD THE PERIOD	19,339	287,641
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$410,677	$2,424

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$-	$12,500
Taxes paid	$-	$-

The Company issued 235,001 shares of common stock in 2010 in exchange for debt totaling $80,096.

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

NOTE 1  ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended March 31, 2010 and 2009 have been prepared by the Company's management, without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended June 30, 2009.    The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $3,800,000 in the current period, has negative working capital of approximately $4,500,000 and is currently in default on a significant portion of its debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines. See Note 5 Subsequent Events for additional funds raised.

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

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2010, the Company had debt instruments outstanding that can potentially be converted into approximately 8,500,000 shares of common stock.

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

The Company did not adopt fair value accounting for its financial instruments but has provided the applicable disclosure under the three-level valuation hierarchy for disclosures of fair value measurement. The three levels are defined as follows:

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

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value March 31, 2010	Fair Value Measurements March 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes	$2,940,869	$--	$--	$2,940,869

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are Level 3 liabilities as of March 31, 2010:

Balance at June 30, 2009	$1,141,686
Issuance of debt, net	91,836
Conversion of debt	(28,000)
Accretion of discount	1,735,347
Balance at March 31, 2010	$2,940,869

The Company believes that the fair market value would be equivalent to its carrying value given the current rates available to Company’s in a similar financial condition in addition to other facts and circumstances at the end of March 31, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

NOTE 2                                INVENTORY

Inventory consists of the following:
March 31, 2010

Raw materials	$147,983
Work in process	128,959
Finished goods	1,943
Total	$278,885

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

In February of 2010, the Company issued $250,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.15 per share and includes warrants to purchase 1,250,000 shares of common stock at $0.20 per share.  The note pays interest at a rate of 8% per annum and is due in February 2012.

In March of 2010, the Company issued $100,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.15 per share and includes warrants to purchase 666,666 shares of common stock at $0.20 per share.  The note pays interest at a rate of 8% per annum and is due in March 2012.

In March of 2010, the Company issued $190,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.15 per share and includes warrants to purchase 1,300,000 shares of common stock at $0.20 per share.  The note pays interest at a rate of 8% per annum and is due in March 2012.

The Company allocated the proceeds of issuances above between the convertible debt and the detachable warrants and beneficial conversion feature based on their relative fair values.  Accordingly, a debt discount totaling $690,664 was recorded to additional paid-in capital. For the nine months ended March 31, 2010 interest expense of $1,735,347 has been accreted increasing the carrying value of the convertible notes to $2,940,869 as of March 31, 2010. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life ranging from 24 to 36 months, a risk free interest rate ranging from .94% to 3.14%, a dividend yield of 0%, and an expected volatility of 100%.

Convertible debt consists of the following:
March 31, 2010

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to February 2013; convertible into common stock at a rate of $0.10 to $1.50 per share.	$2,949,500

Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1 per share. Note matured on March 8, 2009 and is now in default and due upon demand.	750,000

Unamortized debt discount	(758,631)
2,940,869
Less current portion	(2,836,780)

Convertible debt, net of current portion and debt discount	$104,089

Future note maturities of convertible debt for the next twelve months and beyond are $3,067,000 and $632,500, respectively.

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

NOTE 5  EQUITY

Common Stock

During the nine months ended March 31, 2010, the Company issued 5,349,102 shares of its common stock to its various consultants for services rendered and term service agreements.  The underlying shares had a fair market value of $897,455 on the date of issuance.  In accordance with the terms of the agreements and the length of services to be provided, the Company has included $811,722 of stock compensation expense in the statement of operations for the nine months ended March 31, 2010 and recorded the balance of $85,733 as additional prepaid compensation.

NOTE 6  SUBSEQUENT EVENTS

On March 31, 2010, the Company, entered into a Location and Revenue Share Agreement (the “Agreement”) with Circle K Stores, Inc.  The Agreement provides that the Company and Circle K Stores, Inc. will share gross advertising revenues derived from store displays on up to 483 3D holographic screens into Circle K stores throughout the western region of the United States.  The Agreement is for three years with an option to extend the contract for an additional three years upon mutual agreement.  The Company will own the holographic screens as part of its planned advertising network.  The Company shall also have the exclusive right to sell advertising.  Circle K Stores, Inc. will provide support for the program by recommending suppliers of their stores utilize the 3D displays for advertising purposes.

During May 2010, the Company issued two additional convertible notes for a total of $64,000.  The notes bear interest at 8% and are due November 4, 2010.  The notes are convertible into shares of the Company’s common stock at $0.06 per share.

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

Results of Operation – Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Select Financial Information
	2010	2009
Total Assets	$1,405,211	$1,025,580
Total Liabilities	$5,367,202	$2,787,928
Total Stockholders’ Deficit	$4,066,080	$1,762,348

Revenues	$8,446	$65,275
Cost of Revenues	3,732	33,366
Gross Profit	4,714	31,909
Expenses	607,798	492,085
Loss from Operations	(603,084)	(460,176)
Other Income (Expense)	(1,057,729)	(179,178)
Net Loss	$(1,660,813)	$(639,354)
Net Loss per Common Share	$(0.05)	$(0.03)

Revenue and Cost of Revenue

Revenues for the three months ended March 31, 2010 decreased 87% to $8,446 from $65,275 for the three months ended March 31, 2009.  Our lack of available cash resources to construct more units combined with the general economic slowdown adversely impacted our revenues. Advertising sales are expected to increase as the Company continues its roll out of its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

Our cost of revenues were $3,732 for the three months ended March 31, 2010 as compared to $33,366 for the three months ended March 31, 2009.  This decrease of $29,634 or 89% is a direct result of our decreased revenues.

We had a gross profit of $4,714 or 56% for the three months ended March 31, 2010 compared to a gross profit of $31,909 or 49% for the three months ended March 31, 2009.

Expenses

General and administrative expenses for the three months ended March 31, 2010 were $556,299 as compared to $442,228 for the three months ended March 31, 2009. During the three months ended March 31, 2010 our salaries and wages decreased $53,233 to $64,000 from $117,233 during the three months ended March 31, 2009.  This is the result of reducing our employee base.  We currently do not have plans to replace the departed employees.  During the three months ended March 31, 2010 our marketing expenses decreased $1,421 to $11,921 from $13,347 during the three months ended March 31, 2009.  These decreases were partially offset by an increase in our legal expenses to $23,117 during the three months ended March 31, 2010 from $10,439 during the three months ended March 31, 2009.  Along with an increase of $124,073 in our consulting and non-employee compensation to $266,573 during the three months ended March 31, 2010 from $142,500 during the three months ended March 31, 2009.  Our consulting and non-employee compensation consists of non-cash compensation paid to consultants in the form of shares of our common stock.  While we cannot guarantee this, we expect our consulting and non-employee compensation to continue to increase as we rely on consultants’ services and input.

During the three months ended March 31, 2010 we recorded $51,500 of research and development expenses as compared to $49,797 during the three months ended March 31, 2009.  Research and development expenses relate to the salary paid to two key employees who conduct ongoing technical engineering tasks for product improvements, cost reductions, new product development, and the like.

Other Income (Expense)

Interest expense increased to $1,057,729 during the three months ended March 31, 2010 from $179,178 during the three months ended March 31, 2009.  The increase is directly related to the issuance of new debt and the amortization of the related debt discount.

Net Loss

As a result of the aforementioned, our net loss increased $1,021,459, to $1,660,813 during the three months ended March 31, 2010 from $639,354 during the three months ended March 31, 2009.

Results of Operation – Nine Months Ended March 31, 2010 as Compared to the Nine Months Ended March 31, 2009

Select Financial Information
	2010	2009
Total Assets	$1,405,211	$1,025,580
Total Liabilities	$5,367,202	$2,787,928
Total Stockholders’ Deficit	$4,066,080	$1,762,348

Revenues	$143,905	$407,392
Cost of Revenues	61,215	204,842
Gross Profit	82,690	202,550
Expenses	1,660,140	1,735,965
Loss from Operations	(1,577,450)	(1,533,415)
Other Income (Expense)	(2,204,141)	(556,915)
Net Loss	$(3,781,591)	$(2,090,330)
Net Loss per Common Share	$(0.13)	$(0.08)

Revenue and Cost of Revenue

Revenues for the nine months ended March 31, 2010 decreased 65% to $143,905 from $407,392 for the ninemonths ended March 31, 2009.  Our lack of available cash resources to construct more units combined with the general economic slowdown adversely impacted our revenues. Included in revenues for the nine months ended March 31, 2010 is $127,025 from the sale of our product coming from international distributors and the beginning shipment of our Studio One purchase agreement as well as $5,556 in advertising revenues. These international product sales came in from countries including Japan and Europe.  The Company has announced additional sales to its Japanese distributor supporting the test of the Company’s products by Unisys, as well as recent shipments to the U.K. to its distributor who is working with Samsung.  Advertising sales are expected to increase as the Company continues its roll out of its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

Our cost of revenues were $61,215 for the nine months ended March 31, 2010 as compared to $204,842 for the nine months ended March 31, 2009.  This decrease of $143,627 or 70% is a direct result of our decreased revenues as well as the increase in advertising revenue which carries no cost of revenue.

We had a gross profit percentage of 57% for the nine months ended March 31, 2010 compared to a gross profit percentage of 50% for the nine months ended March 31, 2009.  The increase in gross margin percentage was a result of a change in our sales mixture to higher margin items, increase in some sales prices to certain regional, retail customers, along with our additional advertising revenues.  As discussed above, we expect advertising revenues to increase in the coming quarters as the Company begins to roll out its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).

Expenses

General and administrative expenses for the nine months ended March 31, 2010 were $1,523,680 as compared to $1,603,321 for the nine months ended March 31, 2009. This overall decrease is the partially the result of a decrease in our legal expenses to $28,109 during the nine months ended March 31, 2010 from $45,072 during the nine months ended March 31, 2009.  We also experienced a decrease in our marketing expense of $50,473 to $16,192 during the nine months ended March 31, 2010 from $66,665 during the nine months ended March 31, 2009.  During this period we chose not to order additional marketing materials.  Additionally, our salaries and wages decreased $96,939 to $186,013 for the nine months ended March 31, 2010 from $282,952 during the nine months ended March 31, 2009.  While we have experienced a reduction in our staff, we do not currently have plans to replace the departed employees.  These decreases were partially offset by an increase of $248,877 in our consulting and non-employee compensation to $737,499 during the nine months ended March 31, 2010 from $488,622 during the nine months ended March 31, 2009.  Our consulting and non-employee compensation consists of non-cash compensation paid to consultants in the form of shares of our common stock.  While we cannot guarantee this, we expect our consulting and non-employee compensation to continue to increase as we rely on consultants’ services and input.

During the nine months ended March 31, 2010 we recorded $136,460 of research and development expenses as compared to $132,644 during the nine months ended March 31, 2009.  Research and development expenses relate to the salary paid to two key employees who conduct ongoing technical engineering tasks for product improvements, cost reductions, new product development, and the like.

Other Income (Expense)

Interest expense increased to $2,204,141 during the nine months ended March 31, 2010 from $559,640 during the nine months ended March 31, 2009.  The increase is directly related to the issuance of new debt and the amortization of the related debt discount.

Net Loss

As a result of the aforementioned, our net loss increased $1,691,261 to $3,781,591 during the nine months ended March 31, 2010 from $2,090,330 during the nine months ended March 31, 2009.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $410,677 at March 31, 2010 compared to cash of $19,339 at June 30, 2009.  Our working capital deficit increased to $4,529,553 at March 31, 2010 from a deficit of $2,543,076 at June 30, 2009. The reason for the increase in the working capital deficit was the increase in current portion of convertible debt of approximately $1,800,000.

During the nine months ended March 31, 2010, we used $420,904 of cash for operating activities versus $723,342 during the nine months ended March 31, 2009.  The primary difference was the deferral of paying many of our creditors and wages to conserve cash.

Cash used in investing activities during the nine months ended March 31, 2010 and 2009 was $17,958 and $-0-, respectively, to purchase patents.

Cash provided by financing activities during the nine months ended March 31, 2010 was $819,500 as a result of the proceeds from notes payable, net of fees and $10,700 resulting from the sales of common stock.  Cash provided by financing activities during the nine months ended March 31, 2009 was $516,750 as a result of the proceeds from notes payable, net of fees.

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

Going Concern — These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $3,800,000 in the current period and has negative working capital of approximately $4,500,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company's APIC pool related to stock-based compensation for the nine months ended March 31, 2010.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2010, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings, to our knowledge, pending against us or being pursued by us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February of 2010, the Company issued $250,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.15 per share and includes warrants to purchase 1,250,000 shares of common stock at $0.20 per share.  The note pays interest at a rate of 8% per annum and is due in February 2012.

In March of 2010, the Company issued $100,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.15 per share and includes warrants to purchase 666,666 shares of common stock at $0.20 per share.  The note pays interest at a rate of 8% per annum and is due in March 2012.

In March of 2010, the Company issued $190,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.15 per share and includes warrants to purchase 1,300,000 shares of common stock at $0.20 per share.  The note pays interest at a rate of 8% per annum and is due in March 2012.

During the three months ended March 31. 2010, the Company issued 936,830 shares of its common stock to its various consultants for services rendered and term service agreements.  The underlying shares had a fair market value of $160,323 on the date of issuance.

These foregoing shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.  No general solicitation or advertising was used to market the securities:

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

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

PROVISION HOLDING, INC.

May 24, 2010	By:	/s/ Curt Thornton
Curt Thornton
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer and Accounting Officer) and Director