Form 10-K
period 2010-06-30
Provision Holding, Inc.
filed 2010-11-15
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Registrant’s telephone number, including area code: (818) 775-1624

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the OTC Bulletin Board on December 31, 2009, was $3,714,635.  For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.

As of November 4, 2010, there were 42,551,896 shares of the registrant’s common stock outstanding.

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

Business Development

Launching our first products into grocery stores, we have developed a new patent pending application. Known as the “3DEO Rewards Center” or “3DEO”, this ProVision device projects 3D video advertisements and allows consumers to print coupons as well as receive non-cash awards. The 3DEO device provides consumer product goods ~~food~~ companies and other advertisers with a new way of promoting their products at the point of purchase, where consumers are making 70% (seventy percent) of their buying decisions.

We tested our concept in Fred Meyer Stores, a division of The Kroger, Co., installing 3DEO Centers in the Pacific Northwest. We received advertising placements from some of the largest manufacturers in the country, including Unilever, Proctor & Gamble, Johnson & Johnson, BIC and Kimberly Clark. The Company has published a case study of this successful market trial which is available from the Company. The manufacturers’ will advertise through digital coupons that customers will receive from Provision’s 3DEO Media Centers.

We plan to build, own, and operate networks of 3DEO Rewards Centers.   In March 2008 we signed three-year agreements with several independent Hispanic grocery store chains to install 3DEO Reward Centers in 47 locations in southern California.  The term of these agreements do not begin until we have fully installed according to the terms of the contract.  We commenced operations in these stores in 2010 and should start to produce advertising revenue during the fiscal year ended June 30, 2011.

We have signed contracts to install our patented 3D holographic displays in the following locations:

•
we signed an agreement with the Long Island Gasoline Retailers Association (“LIGRA”) to install our patented 3D holographic displays in up to 800 member stores throughout New York. Provision’s displays will be located inside the independent convenience stores of major franchise gasoline retailers including Shell, ExxonMobil, Citgo, Sunoco, BP, Amoco and Gulf.

•
we signed an agreement with Circle K Stores, Inc. to install our patented 3D holographic displays in up to 483 Circle K convenience stores throughout the western region of the United States.  The Agreement is for three years with an option to extend the contract for an additional three years upon mutual agreement.

We signed a five-year agreement with ADCENTRICITY, Inc. to sell advertising on our digital signage network.  We also signed a one year agreement with Charter Digital Media to support our local and regional advertising sales.

In April 2008, we announced that we sold an HL40D system to one of the nation’s leading quick service restaurant chains, which will begin testing applications for the 3D holographic unit immediately.  The quick service restaurant chain will be exploring everything from digital signage to interactive kiosk order stations, drive through uses, and the effects from various “marketing zones” within and around the store property.  As of June 30, 2010, this testing is still in process.

Provision announced in May 2008 that is working with one of the world’s largest coffee franchises to test a variety of in-store digital signage applications utilizing Provision’s HL40D displays. Once successful, Provision will install up to 109 systems in the quick service chain’s greater New York City area stores.  Testing will include projecting full color, high definition 3D videos one meter in front of the display screen, through the front store window and onto the sidewalk. The system will also be tested as an indoor merchandiser and advertising screen to promote up-selling, launch new products and leverage advertising space in high traffic areas.  As of June 30, 2010 this testing is still in process, however, studies have concluded that displaying the 3D screen in the front store window and onto the sidewalk is not a viable business solution at this time.  In store digital signage will be one of the final options to be determined this coming year inside retail stores.

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

Competition

Currently, Provision’s competition is not other 3D companies that may exist in the marketplace, but traditional advertising media like television, radio, newspapers and magazines.  We also compete with companies that operate outdoor and Digital Out-Of-Home (DOOH) advertising media networks that can be seen at malls, gas stations, and retailers containing traditional 2D (two dimensional) TV screens or flat screens. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, billboard and public transport advertising companies.

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Autostereoscopic-Based Technology

ProVision’s floating image display systems project full-motion 3D digital streaming media 9”- 40” into space detached from the display unit into free space and should not be confused with autostereoscopic systems. Autostereoscopic 3D systems produced by various firms layer two or more LCD screens, or lenticular lens based screens, while utilizing filters and collumnators to provide the illusion of depth perception. Such systems are only capable of displaying digital content attached to layered screens with all images being contained within the actual display unit.  . Due to the inherent nature of this technology approach the end result of their product line results in the following characteristics: eye strain, nausea, low resolution, low brightness and poor quality imagery, all resulting in poor/low customer acceptance. The cost to produce custom and special content for these screens are excessively expensive and time consuming becoming a major hurdle to overcome for mass adoption.  Their major advantage might be characterized by their “flat screens” and slightly wider viewing angles, however consumer acceptance has been limited due to the limitations and poor visual experience.  Companies attempting to launch these screens include 3D Magnetec, Alisoscopy, Tridelity, and 3D Fusion.  Companies that have tried to launch these types of screens, and have failed or ceased operations, include: Phillips, Sharp, and Newsight.

Other Displays

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

Employees

As of September 30, 2010 we have 8 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.  The company also uses independent contractors to support administration, marketing, sales and field support activities.

Research and Development

Research and Development Activities

At present, Provision’s patents and patent applications are supplemented by substantial intellectual property we are currently protecting as trade secrets and proprietary know-how.  This includes matter related to all product lines.  We expect to file additional patent applications on a regular basis in the future.

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

Research and development expenses for the year ended June 30, 2010 increased 9% to $185,775from $170,986 for the year ended June 30, 2009.  Our research and development expense is primarily related to two key employees that provide specialized services.

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

Item 1A.	RISK FACTORS

Risks Relating to Our Business and Industry

RISKS RELATED TO ORIGINAL’S BUSINESS AND FINANCIAL CONDITION

We are currently developing a new technology that has not yet gained full market acceptance. As such, it has a limited operating history upon which you can base an evaluation of its business and prospects. There are substantial risks, uncertainties, expenses and difficulties that we are subject to. To address these risks and uncertainties, we must do the following:

•	Successfully execute our business strategy;
•	Respond to competitive developments, if and when discovered; and
•	Attract, integrate, retain and motivate qualified personnel.
•	There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

Our independent auditors stated that our financial statements for the period ended June 30, 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

As we transition our business model from primarily selling hardware to being more of a digital media company, We believe that a majority of all of our revenues will come from advertising revenues. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from our products and services. There can be no assurance that businesses and customers will fully adopt our technology, or that businesses and prospective customers will agree to pay to advertise on our products at the levels we forecast. In the event that we are not able to significantly increase the number of machines that carry advertising, or if we are unable to charge the necessary prices or fees, our financial condition and results of operations will be materially and adversely affected.

We are continuing to develop our technology as a commercial product, and have generated small amounts of revenue, and are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the development process to continue. We can also not assure that our product will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to commercialize the technologies would result in continued losses and may require us to curtail or cease operations.

Demand for advertising and the resulting advertising spending is particularly sensitive to changes in general economic conditions and advertising spending typically decreases during periods of economic downturn. Advertisers may reduce the money they spend to advertise on our networks for a number of reasons, including:

•	a general decline in economic conditions;
•	a decision to shift advertising expenditures to other available advertising media;
•	a decline in advertising spending in general; or
•
a decrease in demand for advertising media in general and for our advertising services in particular would materially and adversely affect our ability to generate revenue from our advertising services, and our financial condition and results of operations.

The amounts of fees we can charge advertisers for time slots on our 3D display networks depend on the size and quality of these networks and the demand by advertisers for advertising time on these networks. Advertisers choose to advertise on these networks in part based on the size of the networks and the desirability of the locations where we have placed our 3D displays. If we fail to maintain or increase the number of locations, displays and billboards in our networks, diversify advertising channels in our networks, or solidify our brand name and reputation as a quality provider of advertising services, advertisers may be unwilling to purchase time on our networks or to pay the levels of advertising fees we require to remain profitable.

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

In 2007, we received a judgment against the Company amounting to approximately $592,000. This amount was recorded in the Company’s financial statements at June 30, 2007. Based on a subsequent judgment in favor of the Company, management does not believe the original judgment will be upheld.

There are no material legal proceedings, to our knowledge, pending against us or being pursued by us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the OTC Bulletin Board, under the symbol “PVHO” The following table sets forth the high and low bid and offer prices, as provided by OTCBB for the quarters in fiscal years 2010 and 2009:

	FISCAL YEAR		FISCAL YEAR
	2010		2009
	HIGH	LOW	HIGH	LOW
1st Quarter	$0.22	$0.11	$2.80	$0.55
2nd Quarter	$0.33	$0.08	$1.00	$0.05
3rd Quarter	$0.43	$0.15	$0.40	$0.06
4th Quarter	$0.25	$0.08	$0.24	$0.08

There was no trading activity, other than one trade of 125 shares between July 1, 2007 and February 28, 2008, the effective date of our reverse merger. There is currently irregular trading in our common stock.  Our stock price may fluctuate dramatically in the future in response to various factors, some of which are beyond our control:

As of November 4, 2010, there were approximately 547 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of its business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	665,851	$1.40	3,334,149

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	665,851	$1.40	3,334,149

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Significant Events and Trends

Our 3D holographic, floating image display technologies have multiple market applications across a broad spectrum of industries.  Extensive audience migration across and within media categories is driving major shifts in advertising spending, benefiting captive, auditable media vehicles.  Traditional media vehicles like radio, TV, newspapers and magazines continue to lose audience share and advertising dollars to new media vehicles, which include the point-of-purchase or wherever there might be a captive audience.  The current media and traditional displays (TV, LCD and Plasma screens) are stale and ubiquitous resulting in significant ineffectiveness.

Launching our first products into grocery stores, we have developed a new patent pending application. Known as the “3DEO Rewards Center” or “3DEO”, this device projects 3D video advertisements and allows consumers to print coupons as well as receive non-cash awards. The 3DEO device provides consumer products goods ~~food~~ companies and other advertisers with a new way of promoting their products at the point of purchase, where consumers are making 70% (seventy percent) of their buying decisions.

We plan to build, own, and operate networks of 3DEO Rewards Centers.  In March 2008 we signed three-year agreements with several independent Hispanic grocery store chains to install 3DEO Reward Centers in 47 locations in southern California. The term of these agreements do not begin until we have fully installed according to the terms of the contract.

In June 2008, we announced our signed three-year agreement with Fred Meyer Stores, a division of The Kroger, Co., to install Fred Meyer 3DEO Centers in 127 locations in the Pacific Northwest. Installation of the centers will begin this month in Portland, OR, in high traffic, high visibility locations close to the main entrance of the store.  We have received advertising placements from some of the largest manufacturers in the country, including Unilever, Proctor & Gamble, Johnson & Johnson, BIC and Kimberly Clark. The Company has published a case study of this successful market trial which is available from the Company. This agreement has concluded and the Company is in the process of redeploying the 3DEO Rewards Centers in the Los Angeles grocery network of their Hispanic stores as stated elsewhere herein.

In September 2008, we signed an agreement with the Long Island Gasoline Retailers Association (“LIGRA”) to install its patented 3D holographic displays in up to 800 member stores throughout New York. Provision’s displays will be located inside the independent convenience stores of major franchise gasoline retailers including Shell, ExxonMobil, Citgo, Sunoco, BP, Amoco and Gulf. The term of this agreement does not begin until we have fully installed according to the terms of the contract.  The Company plans to install this network following the installation of the first 500 convenience stores as part of the Circle K agreement.

In December 2008, we signed an agreement with ADCENTRICITY Inc. to sell advertising on its revolutionary 3D digital signage network.  ADCENTRICITIY's advertisers will be able to feature their messaging on Provision's extraordinary network in a variety of forms, including 3D holographic videos and digital coupons.

 In May 2010 we signed an agreement with Circle K Stores, Inc. to install our patented 3D holographic displays in up to 483 Circle K convenience stores throughout the western region of the United States.  The Agreement is for three years with an option to extend the contract for an additional three years upon mutual agreement.  The term of this agreement does not begin until we have fully installed according to the terms of the contract.

We also have continued hardware sales of our patented three-dimensional, holographic interactive video displays

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

Results of Operation – Year Ended June 30, 2010 as Compared to the Year Ended June 30, 2009

	June 30, 2010	June 30, 2009
Total Assets	$1,476,646	$1,093,071
Total Liabilities	$5,631,986	$3,114,807
Total Stockholders’ Deficit	$(4,155,340)	$(2,021,736)

Revenues	$209,354	$438,772
Cost of Revenues	234,533	234,310
Gross Profit (Loss)	(25,179)	204,462
Expenses	2,196,653	1,987,719
Loss from Operations	(2,221,832)	(1,783,257)
Other Income (Expense)	(2,716,556)	(701,581)
Net Loss	$(4,939,988)	$(2,486,438)

Net Loss per Common Share	$(0.16)	$(0.10)

Revenue and Cost of Revenue

Revenues for the year ended June 30, 2010 decreased 52% to $209,354 from $438,772 for the year ended June 30, 2009.  Revenues for the year ended June 30, 2010 from the sale of our hardware products coming primarily from our international distributors.  The decrease in revenues is a result of the world economic crisis and the transition of the company’s business strategy from being a hardware provider to a digital media company.  Advertising sales are expected to increase as the Company continues its roll out of its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1).We have entered into several agreements with media buying agencies and ad agencies to assist in the selling of 3D holographic ads and coupon promotions; expecting to continue the growth of ad sales on a quarter by quarter basis.

Our cost of revenues was $234,533 for the year ended June 30, 2010 as compared to $234,310 for the year ended June 30, 2009.  This increase of $223 is a direct result of an increase to our obsolescence reserve of $131,000.

As discussed above, we expect advertising revenues to increase in the coming quarters as the Company begins to roll out its 3D Reward Center in the large top demographic markets of Los Angeles (#2) and New York (#1), in both our grocery store network, and soon to be launched convenience store network.

Expenses

General and administrative expenses for the year ended June 30, 2010 were $2,010,878 as compared to $1,816,733 for the year ended June 30, 2009.

During the year ended June 30, 2010 our Accounting Expense decreased $44,387 to $140,444 from $184,831 during the year ended June 30, 2009.  The decrease was directly related to expenses incurred in 2009 involving the audit of two years of historical information.

During the year ended June 30, 2010 our Consulting Expense increased $39,553 to $82,950 from $43,397 during the year ended June 30, 2009.  Consulting expenses increased during the year primarily due to the amortization of the fees paid to consultants by issuing stock.

During the year ended June 30, 2010 our Delivery and Freight Expense decreased $52,311 to $3,069 from $55,380 during the year ended June 30, 2009, as the company did fewer trade shows, road shows, and marketing events requiring these expenses, as a result of the economic downturn and the close watch of budget control.

During the year ended June 30, 2010 our Depreciation Expense decreased $58,306 to $57,262 from $115,568 during the year ended June 30, 2009.   The decrease in depreciation expense is a result of lower equipment purchases and the Company’s older assets becoming fully depreciated.

During the year ended June30, 2010 our Legal and Professional Fees Expense increased $25,434 to $89,370 from $63,936 during the year ended June 30, 2009, as the company has utilized the legal services for intellectual property and patent services related to its portfolio, including annual fees required by patent offices. The company has also incurred additional legal and professional services for its financing transactions during the fiscal year.

During the year ended June 30, 2010 our Marketing Expense decreased $56,280 to $66,814 from $123,094 during the year ended June 30, 2009, as the company spent less money on trade shows and marketing materials, including press releases, due to the economic downturn.

During the year ended June 30, 2010 our Office Staffing Expense decreased $29,231 to $2,386 from $31,617 during the year ended June 30, 2009, as the company chose not to replace staffing for a period time due to the economic downturn.

During the year ended June 30, 2010 our Equipment Rent Expense decreased $18,528 to $0 from $18,528 during the year ended June 30, 2009, as the company reduced its participation in trade shows, and factory upgrade expenditures due to reduction in budgets during the economic crisis.

During the year ended June 30, 2010 our General Supplies Expense decreased $36,450 to $1,770 from $38,220 during the year ended June 30, 2009, as the company reduced all its general supplies during the economic downturn.

During the year ended June 30, 2010 our Technical Support Expense decreased $14,333 to $807 from $15,140 during the year ended June 30, 2009.  Technical Support decreased this year as the company completed our 3DEO market trial in Portland during the year and the technical support resources were no longer needed.

During the year ended June 30, 2010 our Travel Expense decreased $32,433 to $71,860 from $104,293 during the year ended June 30, 2009, as a result of budget cutbacks, less trade shows, and customer visits during the economic downturn.

During the year ended June 30, 2010 our Loss on Settlement of Debt Expense increased $111,472 to $111,472 from $0 during the year ended June 30, 2009.  The increase is a result of the conversion of convertible notes to stock and the loss associated with the conversion.

During the year ended June 30, 2010 our Non-Cash Compensation Expense increased to $817,793 from $325,800 during the year ended June 30, 2009.  Non-cash compensation relates to the value of common stock, warrants and options issued in exchange for services rendered, as the company brought in financial advisors and public relations contractors to assist the company.   While we cannot guarantee it, we do not expect our non-cash compensation to continue this level of increase in the near future.

During the year ended June 30, 2010 we recorded $185,775 of Research and Development expenses as compared to $170,986 during the year ended June 30, 2009.  Research and development expenses relate to the salary paid to two key employees who conduct ongoing technical engineering tasks for product improvements, cost reductions, new product development, and the like.

Other Income (Expense)

Interest expense increased 270% to $2,605,084 during the year ended June 30, 2010 from $704,306 during the year ended June 30, 2009.  The increase is directly related to the increase in the beneficial conversion feature interest expense related to the issuance of new debt and the discount the note holder experiences.

Net Loss

As a result of the aforementioned, our net loss increased 99% or $2,453,550 to $4,939,988 during the year ended June 30, 2010 from $2,486,438 during the year ended June 30, 2009.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $161,962 at June 30, 2010 compared to cash of $19,339 at June 30, 2009.  Our working capital deficit increased to $4,292,934 at June 30, 2010 from a deficit of $2,543,076 at June 30, 2009. The reason for the increase in the working capital deficit was the increase in our cash and a decrease in our inventory of approximately $142,000 and $64,000, respectively, along with the increase in our accounts payable, payroll taxes and accrued expenses and our accrued interest of approximately $708,000.

During the year ended June 30, 2010, we used $723,536 of cash for operating activities versus $847,473 during the year ended June 30, 2009.  The primary difference was the reduction of liabilities and purchases of inventory in 2009 and the increase in accrued interest during 2008 on the increased debt.

Cash used in investing activities during the year ended June 30, 2010 and 2009 was $35,941 and $80,579, respectively.  During the year ended June 30, 2010 we used $35,941 secure additional patents.  During the year ended June 30, 2009, we used $40,990 to purchase additional equipment to support our infrastructure and $39,589 to secure additional patents.

Cash provided by financing activities during the year ended June 30, 2010 was $902,100 as a result of the proceeds from notes payable, net of fees, in the amount of $883,500 offset by the repayment of notes payable totaling $2,000.  Additionally Stock was issued totaling $20,600.  Cash provided by financing activities during the year ended June 30, 2009 was $659,750 as a result of the proceeds from notes payable net of fees.

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

Impairment of Long-Lived Assets — We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360,, "Accounting for the Impairment and Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $5,000,000 in the current period and has negative working capital of approximately $4,300,000.. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Accounting for Stock Option Based Compensation

In accordance with FASB ASC 718 the Company calculates compensation costs for all share-based awards to employees based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award).

Recent Accounting Pronouncements

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 1 to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and related financial notes, together with the report from Farber Hass Hurley LLP, are set forth immediately following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that arc designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(t) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

 2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2010:

Resources: As of June 30, 2010, we had six full-time employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management's Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.

(b)  Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of November 2, 2009 were as follows:

Name	Age	Position
Curt Thornton	55	Chief Executive Officer, Chairman, President, and Director
Robert Ostrander	57	Vice President, Sales, Business Development, Secretary and Director
Jeff Vrachan	56	Vice President, Engineering and Chief Technology Officer, and Director
Jon Corfino	52	Director

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Curt Thornton

Curt Thornton has been chief executive officer, president, chairman and a director of the Company since Mach 2008. Mr. Thornton is the founder of ProVision and has been chief executive officer, president, chairman and director of ProVision since our inception in December 2000.  Mr. Thornton has over 20 years of international executive experience in operations, manufacturing, engineering and sales driven companies. He has held senior executive positions at Iwerks Entertainment Corp., Northern Telecom and Tandon Computers. Mr. Thornton earned an MBA from Pepperdine University and a Bachelor’s degree in Engineering from Western Illinois University.  Mr. Thornton’s executive experience provides value to the Board of Directors.

Robert Ostrander

Robert Ostrander has been Vice President, Sales, Business Development, secretary, and a director of the Company since March 2008. Mr. Ostrander has been President, Sales, Marketing, Business Development, secretary, and a director for ProVision since March 2001.
Mr. Ostrander has 20 years of sales and business development experience, both domestic and international. He has held senior positions in sales at Allied Domecq, Kraft Foods, Sara Lee and Welch Foods. He holds an MBA from Pepperdine University, and a B.S. from the State University of New York.  Mr. Ostrander’s sales experience provides value to the Board of Directors.

Jeff Vrachan

Jeff Vrachan has been Vice President Engineering, Chief Technology Officer, and a director of the Company since March 2008. Mr. Vrachan has been Vice President Engineering and Chief Technology Officer, and a director of ProVision since our inception in December 2000.  Prior to joining Provision, Mr. Vrachan served as a Project Manager, Engineering Manager and Operations Manager for high-tech companies such as Allied Signal, Mitsubishi Electronics and Southwestern Industries. Mr. Vrachan has a Bachelor’s degree in Electrical Engineering from the University of California and a second Bachelor’s degree in Business Management from the University of Phoenix.  Mr. Vrachan’s technical experience provides value to the Board of Directors.

Jon Corfino

Jonathan Corfino has been a director of the Company since March 2008. Mr. Corfino has been a director of ProVision since 2003. Mr. Corfino is a senior executive with 20 years experience in the theme park, location-based and interactive entertainment industry. Mr. Corfino is the founder of Attraction Media & Entertainment, Inc. and has been its chief executive officer since 2001. Mr. Corfino was president, location-based entertainment for Stan Lee Media, Inc. from 1999 to 2000. He was senior vice president in charge of production at Iwerks Entertainment, from 1993 to 1999, where he supervised the production and/or acquisition of over 30 specialty films for Simulation, Attraction and Large Format venues. Prior to Iwerks, from 1978 to 1991, Mr. Corfino worked in the Planning and Development group at MCA/Universal as a Project Manager. He was directly involved in the creative development and construction of a variety of projects and attractions, including "The Star Trek Adventure", "Back to the Future - The Ride”, "ET the Extraterrestrial" and studio center expansion plus special effects stages. Mr. Corfino holds a Bachelor of Arts degree from UCLA.  Mr. Corfino’s experience with media companies and ventures provides value to the Board of Directors.

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

For the fiscal year ending June 30, 2010, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2010 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Curt Thornton	2010	$140,000	0	20,000	0	0	0	$160,000
Chief Executive	2009	$140,000	0	0	0	0	0	$140,000
Officer	2008	$144,000	0	299,600	0	0	0	$443,600
and Director	2007	$144,000	0	0	0	0	0	$144,000

Robert Ostrander	2010	$125,000	0	20,000	0	0	0	$145,000
Vice President,	2009	$125,000	0	0	0	0	0	$125,000
Sales,Business	2008	$125,000	0	214,000	0	0	0	$339,000
Development	2007	$125,000	0	0	0	0	0	$125,000

Jeff Vrachan	2010	$125,000	0	20,000				$145,000
Vice President	2009	$125,000	0	0	0	0	0	$125,000
Engineering and	2008	$125,000	0	0	0	0	0	$125,000
Chief Technology Officer	2007	$125,000	0	0	0	0	0	$125,000

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

Director Compensation

No director of ProVision received any compensation for services as director for the year ended June 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 4, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Curt Thornton	6,950,200	16.33%
Robert Ostrander	2,600,000	6.11%
Jeff Vrachan	2,361,774	5.55%
Jon Corfino	200,000	0.47%

Catalpa Enterprises, Ltd. 155 Edgehill Drive Kitchener, On N2P 2C6 Canada	3,394,800	12.83%

Socius Capital Group, LLC 11150 Santa Monica Boulevard Suite 1500 Santa Monica, Ca 90017	2,445,688	5.75%

	17,952,462	47.04%

All officers and directors as a group (4 persons owning stock)	12,111,974	28.46%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Provision Holding, Inc. 9253 Eton Avenue, Chatsworth, California 91311.
(2)
Applicable percentage ownership is based on 42,51,896 shares of common stock outstanding as of November 3, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of November 3, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of November 3, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our financial statements for the fiscal year ended June 30, 2010 and June 30, 2009 were audited by Farber Hass Hurley LLP (“Farber Hass Hurley”).

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by Farber Hass Hurley

The following is a summary of the fees for professional services rendered by Farber Hass Hurley for the year ended June 30, 2010.

Fee Category
Audit fees	$82,835
Audit-related fees
Tax fees
Other fees
Total Fees	$82,835

Audit fees.    Audit fees represent fees for professional services performed by Farber Hass Hurley LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    We did not incur any other fees for services performed by Farber Hass Hurley LLP, other than the services covered in "Audit Fees" for the fiscal year ended June 30, 2010.

Tax Fees. We did not incur any fees for tax services performed by Farber Hass Hurley LLP.

Other fees.     Farber Hass Hurley LLP did not receive any other fees during 2010.

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

PROVISION HOLDING, INC.

Dated: November 15, 2010	By:	/s/ Curt Thornton
Name: Curt Thornton
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on November 15, 2010, on behalf of the registrant and in the capacities Indicated.

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
Jon Corfino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PROVISION HOLDING, INC.:

We have audited the accompanying consolidated balance sheets of Provision Holding, Inc. (the "Company") as of June 30, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has incurred significant losses in 2010 and 2009 and has negative working capital of approximately $4,300,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in the notes to the consolidated financial statements.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Camarillo, California
November  12, 2010

PROVISION HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009
	2010	2009
ASSETS
CURRENT ASSETS

Cash	$161,962	$19,339
Inventory, net	130,168	222,712
Prepaid expenses	160,704	106,875
Other current assets	4,050	3,000

TOTAL CURRENT ASSETS	456,884	351,926

EQUIPMENT, net of accumulated depreciation	313,445	472,715

PREPAID FINANCING COSTS	498,223	93,781

INTANGIBLES, net of accumulated amortization	208,094	174,649

TOTAL ASSETS	$1,476,646	$1,093,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued expenses	$523,302	$486,999
Payroll taxes, interest and penalties	277,867	112,836
Accrued interest	881,208	571,417
Unearned revenue	94,640	71,557
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount of $21,011	2,277,489	921,881
Notes payable	103,000	138,000

TOTAL CURRENT LIABILITIES	4,749,818	2,895,002

CONVERTIBLE DEBT, net of current portion and debt discount of $525,332	882,168	219,805

TOTAL LIABILITIES	5,631,986	3,114,807

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 39,097,845 and 26,465,372, respectively	39,098	26,465
Additional paid-in capital	14,992,205	12,198,454
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(19,136,643)	(14,196,655)

TOTAL STOCKHOLDERS’ DEFICIT	(4,155,340)	(2,021,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,476,646	$1,093,071

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

REVENUES	$209,354	$438,772

COST OF REVENUES	234,533	234,310

GROSS PROFIT (LOSS)	(25,179)	204,462

EXPENSES
General and administrative	2,010,878	1,816,733
Research and development	185,775	170,986

TOTAL EXPENSES	2,196,653	1,987,719

(LOSS) FROM OPERATIONS	(2,221,832)	(1,783,257)

OTHER INCOME (EXPENSE)
Loss on debt conversion	(111,472)	-
Unrealized loss on securities	-	(3,000)
Gain on disposal of fixed asset	-	5,725
Interest expense	(2,605,084)	(704,306)

TOTAL OTHER INCOME (EXPENSE)	(2,716,556)	(701,581)

(LOSS) BEFORE INCOME TAXES	(4,938,388)	(2,484,838)

Income tax expense	1,600	1,600

NET (LOSS)	$(4,939,988)	$(2,486,438)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.16)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	30,696,613	25,101,493

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock		Additional Paid-in	Receivable	Accumulated	Total Stockholders’
	Shares	Amount	Capital	for Stock	Deficit	Deficit

Balance, June 30, 2008	24,446,353	$24,446	$11,317,575	$(50,000)	$(11,710,217)	$(418,196)

Issuance of common stock for
Services	2,019,019	2,019	430,656		-	432,675

Non-cash compensation	-	-	43,266		-	43,266

Debt discount	-	-	406,957		-	406,957

Net (loss) for the year
Ended June 30, 2009	-	-	-		(2,486,438)	(2,486,438)
Balance, June 30, 2009	26,465,372	$26,465	$12,198,454	$(50,000)	$(14,196,655)	$(2,021,736)

Issuance of common stock for
Services	9,339,184	$9,339	$1,622,751		-	$1,632,090

Issuance of Common Stock for Debt	3,172,670	3,173	341,304		-	344,477

Issuance of warrants for services			7,080			7,080
Exercise of Warrants	7,000	7	693		-	700

Issuance of Common Stock	113,619	114	19,786		-	19,900

Loss on Debt Conversion	-	-	111,472		-	111,472

Beneficial Conversion	-	-	427,925		-	427,925

Debt discount	-	-	262,740		-	262,740

Net (loss) for the year
Ended June 30, 2010	-	-	-		(4,939,988)	(4,939,988)

Balance, June 30, 2010	39,097,845	$39,098	$14,992,205	$(50,000)	$(19,136,643)	$(4,155,340)

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,939,988)	$(2,486,438)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Stock option expense	-	36,700
Non-cash compensation	817,793	325,800
Depreciation expense	57,262	115,568
Inventory Reserve	131,000	-
Amortization	2,496	2,496
Gain on disposal of fixed asset	-	(5,725)
Unrealized loss on securities	-	3,000
Amortization of debt discount	1,947,635	342,950
Loss on debt conversion	111,472	-
Changes in operating assets and liabilities:
Other current assets	(1,050)	-
Inventory	63,552	100,081

Other assets	407,283	99,933
Accounts payable and accrued liabilities	157,806	187,889
Payroll taxes, interest and penalties	165,031	112,794
Accrued interest	333,089	245,922
Unearned revenue	23,083	71,557
NET CASH (USED) BY OPERATING ACTIVITIES	(723,536)	(847,473)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(40,990)
Patents	(35,941)	(39,589)
NET CASH (USED) BY INVESTING ACTIVITIES	(35,941)	(80,579)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	883,500	659,750
Payments on notes payable	(2,000)	-

Exercise of Warrants	700	-
Stock Issued	19,900	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	902,100	659,750

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	142,623	(268,302)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	19,339	287,641
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$161,962	$19,339

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$12,500
Taxes paid	$1,600	$1,600

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Issuance of 3,172,670 shares of common stock for debt conversion	$344,477	$-

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

 Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $5,000,000 in the current period andhas negative working capital of approximately $4,300,000 . These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

  Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary.  All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

Basis of comparison

Certain prior-year amounts have been reclassified to conform to the current year presentation.

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

 Accounts Receivable

Accounts receivable are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. After management has exhausted all collection efforts, management writes off receivables and the related reserve.  Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.  Actual bad debt results could differ materially from these estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventories for indications of slow movement and obsolescence and records an allowance when it is deemed necessary.

Intangibles

Intangibles represent primarily costs incurred in connection with patent applications.  Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized in 2010 or 2009.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized in 2010 or 2009.

Revenue Recognition

The Company recognizes gross sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. It recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Revenue from licensing, distribution and marketing agreements is recognized over the term of the contract.

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Significant Customers

During 2010 three customers accounted for more than 10% of the Company’s revenues (23%, 15% and 13%). No single customer accounted for more than 10% of the Company’s revenues in 2009.

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

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as a component of Costs of Revenues in the Statement of Operations.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $59,814 and $123,094 in 2010 and 2009, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Fair Value of Financial Instruments

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

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value June 30, 2010	Fair Value Measurements June 30, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount)	$3,159,657	$--	$--	$3,159,657

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of June 30, 2010:

Promissory Notes
Balance at June 30, 2009	$1,141,686
Issuance of notes– net	70,336
Accretion of debt discount	1,947,635
Balance June 30, 2010	$3,159,657

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of June 2010.

Accounting for Stock Option Based Compensation

The Company calculates compensation costs for all share-based awards to employees based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award).

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company records uncertain tax positions when they become evident. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision.  The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2010 or 2009. The Company remains subject to examination by the Federal and State tax authorities since inception through June 30, 2010.

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2010, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 38,000,000 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance for the year ended June 30, 2010 with no impact to the consolidated financial statements.

There were no other recent pronouncements which would have an impact on the Company’s consolidated financial statements.

NOTE 2                                INVENTORY

Inventory consists of the following:
	June 30, 2010	June 30, 2009

Raw materials	$186,447	$128,388
Work in process	74,721	94,324
Finished goods	-	-
	261,168	222,712

Less Inventory Reserve	(131,000)	-

Total	$130,168	$222,712

NOTE 3                                EQUIPMENT, net

Equipment consists of the following:
	June 30, 2010	June 30, 2009

Furniture and fixtures	$17,018	$17,018
Computer equipment	30,579	30,579
Equipment	166,602	166,602
Demo units	208,516	69,943
3DEO Kiosks	196,672	438,912
	619,387	723,054

Less accumulated depreciation	(305,942)	(250,339)

Total	$313,445	$472,715

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 4                                INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	June 30, 2010	June 30, 2009

Patents in process	$162,509	$126,569
Patents issued	58,037	58,037
	220,546	184,606

Less accumulated amortization	(12,452)	(9,957)

Total	$208,094	$174,649

NOTE 5                                CONVERTIBLE DEBT

Convertible debt consists of the following:

June 30, 2010

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2010 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$2,956,000
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due June 2012. .	750,000

Unamortized debt discount	(456,197)
3,159,657
Less current portion	(2,277,489)

Convertible debt, net of current portion and debt discount	$882,168

During 2010, $846,500 of convertible debt was issued with 3,869,791 warrants which expire within five years of the date of issue, through October 2014, with exercise prices of $0.20 to $0.50 per share.

NOTE 6                                NOTES PAYABLE

At June 30, 2010, $103,000 of debt was outstanding with interest rates of 8% to 10%.

NOTE 7                                COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease.  Rent expense for 2010 and 2009 was $73,824 and $73,824, respectively.

Royalty Fees - The Company has entered into a royalty agreement with another company. The other entity’s technology has certain characteristics and properties used in conjunction with the Company’s products. The agreement requires royalties to be paid at 4% of applicable sales. The Company is currently in contract negotiations to purchase the other entity’s patent. Royalty expense for 2010 and 2009 was $1,964 and $5,942 respectively.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due at June 30, 2010, including estimated penalties and interest is $277,867.

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 8                                EQUITY

Common Stock

During July 2009 - June 2010, the Company issued 2,162,255shares of its common stock to consultants for services rendered.  The underlying shares had a fair market value of $439,153on the date of issuance.  As such, the Company has included $388,744 of non-cash compensation expense in the statement of operations for the year ended June 30, 2010.

During August 2009 - June 2010, the Company issued 603,441 shares of its common stock to its legal counsel for services rendered.  The underlying shares had a fair market value of $111,481 on the date of issuance.  As such, the Company has included $105,996 of non-cash compensation expense in the statement of operations for the year ended June 30, 2010.

During December 2009, the Company issued 540,000 shares of its common stock to lenders for various borrowings.  The underlying shares had a fair market value of $85,600 on the date of issuance.  As such, the Company has included $58,400 on interest expense and $27,200 of non-cash compensation expense in the statement of operations for the year ended June 30, 2010.

During February 2010, the Company received cash proceeds totaling $19,900 in connection with the issuance of 113,619 shares of its common stock to investors for common stock subscriptions.

During February - June 2010, the Company issued 3,172,670 shares of its common stock to note holder’s for the relief of outstanding debt.  The underlying shares had a fair market value of $455,948 on the date of issuance.  As such, the Company has included $111,472 of loss on settlement of debt expense in the statement of operations for the year ended June 30, 2010.

During May 2010, the Company issued 2,445,688 shares of its common stock in connection with the preferred stock purchase agreement (The “Purchase Agreement”) with Socius Capital Group, LLC as a condition to the Commitment Closing. .  The underlying shares had a fair market value of $366,853 on the date of issuance.  As such, the Company has capitalized $366,853 of prepaid financing costs as of June 30, 2010.

During May 2010, the Company issued 550,000 shares of its common stock to employees for services rendered.  The underlying shares had a fair market value of $110,000 on the date of issuance.  As such, the Company has included $110,000 of non-cash compensation expense in the statement of operations for the year ended June 30, 2010.

During August - December 2009, the Company issued 3,000,000 shares of its common stock to financial advisors for services rendered.  The underlying shares had a fair market value of $504,000 on the date of issuance.  As such, the Company has included $145,873 of non-cash compensation expense in the statement of operations for the year ended June 30, 2010.

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Warrants

During the year ended June 30, 2010, the Company issued warrants to purchase 24,444,791 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $0.10 to $0.75 per share and expire three years from the date of issue.

In connection with the Series B Preferred Stock purchase agreement, the Company granted 20,000,000 warrants to Socius Capital Group, LLC with an exercise price of $0.1022 per share.  The warrants are exercisable in tranches (“Warrant Tranche”) with a separate tranche being created upon each delivery of notice under the Series B Preferred Stock purchase agreement.  The warrants grant the holder the right, for a five-year period, to exercise the warrant and purchase up to a number of shares of Common Stock equal to 135% of the purchase price of the applicable tranche.  As of June 30, 2010, Socius Capital Group, LLC had not purchased any Series B Preferred Stock.

The outstanding warrants for the purchase of the Company’s Common Stock as of June 30, 2010, are listed below.  None of the warrants are owned by a director, officer or employee of the Company.

Strike Price	Number of Warrants	Exercise Period
$0.10	177,000	February 2009 through March 2012
$0.11	20,000,000	May 2010 through May 2015
$0.15	500,000	October 2009 through October 2012
$0.20	3,716,666	July 2009 through March 2014
$0.50	153,125	October 2009 through November 2014
$0.75	75,000	May 2010 through May 2013
$1.00	19,900	December 2008 through December 2011
$1.50	694,653	May 2008 through November 2011
	25,336,344

If these warrants were exercised, the Company would receive $5.4 million in additional capital.  The fair value of the warrants is determined on a using the Black Scholes Valuation Model.

In 2010, the Company retired 500,000 warrants with a $1.00 strike price and 500,000 warrants with a $1.50 strike price for a total of 1,000,000 warrants from the Senior Convertible debt holders.  The following table is a summary of the warrants calculation:

	2010					2009			2008
Strike Price	$0.11	$0.15	$0.20	$0.50	$0.75	$0.10	$1.00	$1.50	$1.50
Share price	$0.10	$0.17	$0.21	$0.17	$0.17	$0.12	$0.11	$1.17	$1.51
Warrants outstanding	20,000,000	500,000	3,716,666	153,125	75,000	177,000	19,900	291,324	403,329
Remaining days	1,277	842	1,277	1,550	998	525	544	454	328
Volatility	100%	100%	100%	100%	100%	100%	100%	100%	100%
Interest rate	1.20%	1.44%	1.39%	1.43%	1.69%	1.35%	1.04%	2.50%	2.73%
Black-Scholes value	$0.07	$0.11	$0.14	$0.10	$0.06	$0.08	$0.02	$0.68	$0.95

Series B Preferred Stock

In May 2010, the Company agreed to sell up to 500 shares of Series B Preferred Stock to Socius Capital Group, LLC at a purchase price of $10,000 per share, for an aggregate purchase price of up to $5,000,000.  The Preferred Shares shall, with respect to dividend, rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock of the Company unless otherwise noted and junior to the Series A Preferred stock and all existing and future indebtedness of the Corporation. In addition, the Preferred Shares shall accrue dividends at  a rate of 10% per annum, payable in Preferred Shares, shall not have voting rights except as required by applicable law, and may be redeemed at the Company’s option, commencing 4 years from the issuance date at a price per share of $10,000 per share plus accrued but unpaid dividends, or, at a price per share of 127% of the Series B Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, 118% of the Series B Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and 109% of the Series B Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial Issuance Date.  At this time, no Preferred Shares have been purchased by the Investor.

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

In connection with the Series B Preferred Stock purchase agreement, the Company agreed to pay to Socius Capital Group, LLC a commitment fee of $250,000 (the “Commitment Fee”), at the earlier of the closing of the first Tranche, the effectiveness of a registration statement, or the six month anniversary of the Effective Date, payable at the Company’s election in cash or common stock valued at 82% of the volume weighted average price of the Company’s common stock on the five trading days preceding the payment date.

Stock Option Plan

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).  As of June 30, 2010, there were 3,334,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of June 30, 2010, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock.  Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance.   The option exercise price is set by the Board at time of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During 2010, no new options were granted to employees or consultants. Employee options outstanding as of June 30, 2010 were 665,851.  The weighted average grant-date fair value of options granted under the Company’s Option Plan during 2010 and 2009 was $0 and $0, respectively.

Stock option transactions for 2010 and 2009 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, June 30, 2008	675,851	$1.40	2.5
Granted	-	-
Exercised	-	-
Expired
Outstanding, June 30, 2009	675,851	1.40	1.5
Granted	-	-
Exercised	-	-
Expired	(10,000)	1.07
Outstanding, June 30, 2010	665,851		.5
Exercisable, June 30, 2010	665,851	$1.40	.5

The fair value of options exercised in fiscal years 2010 and 2009 was approximately $0 and $0, respectively.

The Company recorded $0 and $36,700 of stock compensation expense in our consolidated statements of operations for the years ended 2010 and 2009, respectively.

As of June 30, 2010, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

PROVISION HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes.  At June 30, 2010 and 2009, deferred income tax assets, which are fully reserved, were comprised primarily of the net operating loss carryforwards  of $5,600,000 and $4,400,000, respectively.

The valuation allowance increased by $1,200,000 and $880,000during 2010 and 2009,  as a result of the increase in the net operating carryforwards.

For federal income tax  purposes,  the  Company  has  net  operating loss carryforwards  of approximately $14,000,000  as of June 30, 2010 that expire through 2030.  Additionally,  the  ultimate utilization  of net  operating  losses  may be  limited  by  change  of  control provision under section 382 of the Internal Revenue Code.

Income tax expense for 2010 and 2009 consists of the minimum state franchise tax.

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

NOTE 11                       SUBSEQUENT EVENTS (UNAUDITED)

Convertible Debt

During July through November, 2010, the Company received $70,000 proceeds from the issuance of convertible notes payable.  The convertible notes bear interest at 8% and are due twenty four months from the date of issuance.  In connection with the convertible notes, the Company issued 350,000 warrants to the note holders with an exercise price of $0.20.

Warrants

During July through November, 2010, the Company issued 166,667 warrants to various parties with an exercise price of $0.06