Form 10-Q
period 2010-09-30
Provision Holding, Inc.
filed 2010-11-22
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common equity was 42,551,896 shares at November 15, 2010.

TABLE OF CONTENTS

PART I

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	June 30, 2010
ASSETS
CURRENT ASSETS

Cash	$-	$161,962
Inventory, net	103,520	130,168
Prepaid expenses	221,299	160,704
Other current assets	4,050	4,050

TOTAL CURRENT ASSETS	328,869	456,884

EQUIPMENT, net of accumulated depreciation	319,117	313,445

PREPAID FINANCING COSTS	547,977	498,223

INTANGIBLES, net of accumulated amortization	207,470	208,094

TOTAL ASSETS	$1,403,433	$1,476,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued expenses	$445,348	$523,302
Payroll taxes, interest and penalties	336,188	277,867
Accrued interest	963,831	881,208
Unearned revenue	93,473	94,640
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount of $2,130	616,370	2,277,489
Current portion notes payable	53,000	53,000

TOTAL CURRENT LIABILITIES	3,100,522	4,749,818

CONVERTIBLE DEBT, net of current portion and debt discount of $439,903	2,672,597	882,168

NOTES PAYABLE, net of current portion	50,000	50,000

TOTAL LIABILITIES	5,823,119	5,631,986

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 42,795,467 and 39,097,845, respectively	42,795	39,098
Additional paid-in capital	15,246,936	14,992,205
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(19,659,417)	(19,136,643)

TOTAL STOCKHOLDERS’ DEFICIT	(4,419,686)	(4,155,340)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,403,433	$1,476,646

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2010	2009

REVENUES	$35,711	$54,139

COST OF REVENUES	21,139	20,842

GROSS PROFIT	14,572	33,297

EXPENSES
General and administrative	264,218	473,713
Research and development	26,152	46,850

TOTAL EXPENSES	290,370	520,293

(LOSS) FROM OPERATIONS	(275,798)	(486,996)

OTHER INCOME (EXPENSE)
Loss on debt conversion	(16,625)
Interest expense	(230,351)	(604,350)

TOTAL OTHER INCOME (EXPENSE)	(246,976)	(604,350)

LOSS BEFORE INCOME TAXES	(522,774)	(1,091,346)

Income tax expense	-	-

NET LOSS	$(522,774)	$(1,091,346)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	39,129,410	25,101,493

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(522,774)	$(1,091,346)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash compensation	125,027	189,794
Depreciation expense	6,855	25,984
Amortization	624	624
Amortization of debt discount	121,953	503,669
Loss on debt conversion	16,625	-
Changes in operating assets and liabilities:
Accounts receivable	-	(41,500)
Inventory	16,112	16,781
Prepaid financing costs	(49,754)	52,628
Prepaid expenses	(60,595)	2,688
Accounts payable and accrued liabilities	(77,954)	138,637
Payroll taxes, interest and penalties	58,321	-
Accrued interest	91,756	77,771
Unearned revenue	(1,167)	47,931
NET CASH USED BY OPERATING ACTIVITIES	(274,971)	(76,339)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,991)	-
NET CASH USED BY INVESTING ACTIVITIES	(1,991)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	115,000	57,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	115,000	57,000

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(161,962)	(19,339)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	161,962	19,339
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$-	$-

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Issuance of 1,937,622 shares of common stock for debt conversion	$115,759	$-

Issuance of 1,760,000 shares of common stock for services	$120,200	$-

Issuance of 116,667 warrants for services	$4,827	$-

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1     ORGANIZATION AND BASIS OF PRESENTATION

Business Description and Presentation

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

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended September 30, 2010 and 2009 have been prepared by the Company's management, without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended June 30, 2010.    The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $523,000 in the current period and has negative working capital of approximately $2,800,000 . These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary.  All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

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

Significant Customers

During the quarter ended September 30, 2010 four customers accounted for more than 10% of the Company’s revenues (36%, 22%, 16% and 14%).  During the quarter ended September 30, 2009 six customers accounted for more than 10% of the Company’s revenues (26%, 16%, 13%, 11%, 11% and 10%).

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value September 30, 2010	Fair Value Measurements September 30, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount)	$3,288,967	$--	$--	$3,288,967

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of September 30, 2010:

Promissory Notes
Balance at June 30, 2010	$3,159,657
Issuance of notes– net	97,357
Notes converted	(90,000)
Accretion of debt discount	121,953
Balance September 30, 2010	$3,288,967

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of September 2010.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2010, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 38,500,000 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive

Recent Accounting Pronouncements

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

There were no other recent pronouncements which would have an impact on the Company’s consolidated financial statements.

NOTE 2     INVENTORY

Inventory consists of the following:
	September 30, 2010	June 30, 2010

Raw materials	$159,799	$186,447
Work in process	74,721	74,721
Finished goods	-	-
	234,520	261,168

Less Inventory Reserve	(131,000)	(131,000)

Total	$103,520	$130,168

NOTE 3     EQUIPMENT, net

Equipment consists of the following:
	September 30, 2010	June 30, 2010

Furniture and fixtures	$17,018	$17,018
Computer equipment	32,570	30,579
Equipment	166,602	166,602
Demo units	248,421	208,516
3DEO Kiosks	167,303	196,672
	631,914	619,387

Less accumulated depreciation	(312,797)	(305,942)

Total	$319,117	$313,445

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 4     INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	September 30, 2010	June 30, 2010

Patents in process	$162,509	$162,509
Patents issued	58,037	58,037
	220,546	220,546

Less accumulated amortization	(13,076)	(12,452)

Total	$207,470	$208,094

NOTE 5     CONVERTIBLE DEBT

Convertible debt consists of the following:

September 30, 2010

Convertible notes payable, annual interest rate of 5% to 12%, due dates range from June 2010 to October 2012 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$3,264,000

Convertible note payable, annual interest rate of 10% to 12% convertible into common stock at a rate of $0.10 to $0.75 per share. Notes have matured and are now in default and are currently being renegotiated.	467,000

Unamortized debt discount	(442,033)
$3,288,967

Less current portion	616,370

Convertible debt, net of current portion and debt discount	$2,672,597

During July 2010, the Company issued $45,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price at the lesser of: a 30 percent discount to the average lowest bid price of the preceding ten trading days on the Over the Counter Bulletin Board or $0.07 per share. The note pays interest at a rate of 8 percent per annum and matures on July 1, 2011.  During the quarter ended 30, 2010 the note was subsequently converted into 1,285,714 shares of common stock at a conversion price of $0.04 per share.

In August 2010, the Company issued $70,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion of $0.06. The note pays interest at a rate of 8 percent. In connection with the note the Company issued 350,000 warrants which with exercise prices of $0.20 per share and expire within four years of the date of issue.

The Company has valued the convertible note payable, related warrants and the beneficial conversion feature to convert the principal balance into shares, using the “Relative Fair Value” approach. Accordingly, the Company recognized a discount of $17,729 on the $70,000 principal value of the convertible note payable and is amortizing the debt discount over the 24 month life of the note.

NOTE 6             NOTES PAYABLE

At September 30, 2010, $103,000 of debt was outstanding with interest rates of 8% to 10%.

NOTE 7             COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease.  Rent expense for the three months ending September 30, 2010 and 2009 was $18,456 and $18,456, respectively.

Royalty Fees - The Company has entered into a royalty agreement with another company. The other entity’s technology has certain characteristics and properties used in conjunction with the Company’s products. The agreement requires royalties to be paid at 4% of applicable sales. The Company is currently in contract negotiations to purchase the other entity’s patent. Royalty expense for the three months ending September 30, 2010 and 2009 was $378 and $447 respectively.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due at September 30, 2010, including estimated penalties and interest is $336,188.

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 8     EQUITY

Common Stock

During July 2010, the Company issued 160,000 shares of its common stock to note holders in connection with a Promissory Note Extension Agreement in which the note holders agreed to extend the maturity date of the notes for an additional six months. As a result the Company recorded non cash compensation expense of $11,200 during the three months ending September 30, 2010.

During the three months ending September 30, 2010 the Company issued 1,937,622 shares of its common stock to note holders for the relief of outstanding debt. The shares had a fair market value of $115,759 on the date of issuance. As such the Company recorded a loss on the settlement of debt of $16,625

During the three months ending September 30, 2010, the Company issued 1,600,000 shares of its common stock to consultants for services.  The shares had a fair market value of $109,000 on the date of issuance.  As a result the company recorded non- cash compensation expense of $109,000.

On August 30, 2010 in consideration for consulting services, the Company issued a warrant to purchase 116,667 shares of its common stock at an exercise price of $.06.  The warrant expires four years from the date of issuance. Using the Black Scholes pricing model, the warrant was valued at $4,827.

Stock Option Plan

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).  As of September 30, 2010, there were 3,334,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of September 30, 2010, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock.  Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance.   The option exercise price is set by the Board at time of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the quarter ended September 30, 2010, no new options were granted to employees or consultants. Employee options outstanding as of September 30, 2010 were 665,851.  The weighted average grant-date fair value of options granted under the Company’s Option Plan during 2010 and 2009 was $0 and $0, respectively.

ITEM 1.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Significant Events and Trends

The Company believes that the calendar year 2010 will be characterized as the ‘tipping point’ for 3D technology in the marketplace, and for Provision itself.  Beginning in early 2010, the consumer industry was changed forever by two major events.  The first event was the successful launch of the Hollywood blockbuster, “Avatar”, produced by icon, James Cameron.  The financial success of this movie, reaching close to $3 Billion in a very short period of time, demonstrated that 3D (with glasses) technology at the movie theater has finally ‘made it’ in the eyes of the consumer.  Now, every major motion picture production company has a slate of 3D movies on the calendar for the next 5 years.  The second major event was seen at the 2010 Consumer Electronics Show (CES) in Las Vegas, where the ‘buzz’ was nothing but 3D.  Major consumer electronics companies like Sony, Samsung, LG, and Panasonic have all launched significant campaigns for 3D TV sets for the consumers’ living room – all requiring 3D glasses.  Complementing the 3D TV sets, major networks like ESPN and Discovery have announced 3D networks dedicated to providing programming for the 3D TV sets for our living rooms.  As a result of these two events, the Company is well positioned with its 3D Holographic Display technology (requiring NO special glasses) in the Digital Out-Of-Home (DOOH) market place.

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

Launching our first products into grocery stores, we have developed a new patent pending application. Known as the “3DEO Rewards Center” or “3DEO”, this device projects 3D video advertisements and allows consumers to print coupons as well as receive non-cash awards. The 3DEO device provides consumer products goods companies and other advertisers with a new way of promoting their products at the point of purchase, where consumers are making 70% (seventy percent) of their buying decisions.

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

In December 2008, we signed an agreement with ADCENTRICITY Inc. to sell advertising on its revolutionary 3D digital signage network.  ADCENTRICITIY's advertisers will be able to feature their messaging on the Company's extraordinary network in a variety of forms, including 3D holographic videos and digital coupons.

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

In June 2010 the Company signed a new agreement with KODAK (NASDAQ: EK), Service and Support, to provide installation services of the Company’s 3DEO Rewards Centers beginning in Los Angeles.  Kodak’s involvement will include set-up, installation, and sign-off, providing total accountability to the retailers assuring total customer satisfaction. Working with Kodak provides our customers with professional expertise, speed-to-market and high levels of support throughout the entire installation process. Users of Provision’s 3D digital networks receive a single source provider to quickly and effortlessly implement 3D digital signage as appropriate for the environment of each retailer.  We see this as a long term relationship, beginning in Los Angeles with our grocery store network, and expanding into convenience stores and other retailers coming on line in the future.

We also have continued hardware sales of our patented three-dimensional, holographic interactive video displays.

 Research and Development Activities

At present, the Company’s patents and patent applications are supplemented by substantial intellectual property we are currently protecting as trade secrets and proprietary know-how.  This includes matter related to all three product lines.  We expect to file additional patent applications on a regular basis in the future.

We believe that the Company’s intellectual property and expertise constitutes an important competitive resource, and we continue to evaluate the markets and products that are most appropriate to exploit this expertise. In addition, we maintain an active program of intellectual property protection, both to assure that the proprietary technology developed by us is appropriately protected and, where necessary, to assure that there is no infringement of the Company’s proprietary technology by competitive technologies.

In September 2010 the Company filed six (6) new patent applications in Canada.  The new patents boost the Company’s intellectual property protection in Canada through the international PCT (Patent Cooperation Treaty) process recognized by countries around the world.  Canada clearly represents a huge opportunity for the Company.  These six patents will protect Provision, its technology and product line, as Canada continues to develop the digital media marketplace following the U.S.

Results of Operation – Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

	September 30, 2010	September 30, 2009

Total Assets	$1,403,433	$1,049,465
Total Liabilities	$5,823,119	$3,905,739
Total Stockholders’ Deficit	$4,419,686	$2,856,274

Revenues	$35,711	$54,419
Cost of Revenues	21,139	22,047
Gross Profit (Loss)	14,572	32,372
Expenses	290,370	520,292
Loss from Operations	(275,798)	(487,920)
Other Income (Expense)	(246,976)	(604,350)
Net Loss	$(522,774)	$(1,092,270)

Net Loss per Common Share	$(0.01)	$(0.04)

Revenue and Cost of Revenue

Revenues for the three month period ended September 30, 2010 decreased 34% to $35,711 from $54,139 for the three month period ended September 30, 2009.  Revenues are slightly reduced due to revenue being recognized in the second quarter.

Our cost of revenues was $21,139 for the three month period ended September 30, 2010 as compared to $20,842 for the three month period ended September 30, 2009.

Expenses

Research and Development Expenses for the three month period ended September 30, 2010 decreased $20,428 to $26,152 as compared to $46,580 for the three month period ended September 30, 2009.  While the Company still has the same employee resources in R&D, the Company spent less cash outside on R&D expenses as part of budget control.

General and administrative expenses for the three month period ended September 30, 2010 were $264,216 as compared to $473,713 for the three month period ended September 30, 2009.

During the three month period ended September 30, 2010 our Accounting Expense decreased $18,275 to $5,325 from $23,600 during the three month period ended September 30, 2009.  The decrease was directly related to less outside consultants used for same period.   Accounting Expenses will be back to normal next quarter.

During the three month period ended September 30, 2010 our Depreciation Expense decreased $19,129 to $6,855 from $25,984 during the three month period ended September 30, 2009.  The decrease in depreciation expense is a result of lower equipment purchases and the Company’s older assets becoming fully depreciated.

During the three month period ended September 30, 2010 our Marketing Expense increased $20,041 to $22,619 from $2,578 during the three month period ended September 30, 2009. Marketing Expenses increased as the Company utilizes outside marketing services for advertising sales.

During the three month period ended September 30, 2010 our Salaries and Wages Expense decreased $40,355 to $72,945 from $113,300 during the three month period ended September 30, 2009.  The Company lost one employee during this period of time.

During the three month period ended September 30, 2010 our Travel Expense increased $11,477 to $22,556 from $11,079 during the three month period ended September 30, 2009.  Travel expenses increased due to sales and marketing related travel; public and investor relations road shows for Company financing activities.

During the three month period ended September 30, 2010 our Non-cash Compensation Expense decreased $64,967 to $125,027 from $189,794 during the three month period ended September 30, 2009.  The Company utilized less investor relations consulting activities during this quarter.

Other Income (Expense)

Interest expense decreased 62% to $230,351 during the three month period ended September 30, 2010 from $604,350 during the three month period ended September 30, 2009.  The decrease is directly related to the decrease in the beneficial conversion feature interest expense related to the issuance of new debt and the discount the note holder experiences.

During the three month period ended September 30, 2010 our Gain/Loss on Debt Conversion Expense increased $16,626 to $16,626 from $0 during the three month period ended September 30, 2009.  This increase is a direct result of the number of notes converted to stock in this quarter.

Net Loss

As a result of the aforementioned, our net loss decreased 52% or $568,572 to $522,774 during the three month period ended September 30, 2010 from $1,091,346 during the three month period ended September 30, 2009.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $0 at September 30, 2010 compared to cash of $161,692 at June 30, 2010.  Our working capital deficit increased to $2,771,653 at September 30, 2010 from a deficit of $2,631,564 at June 30, 2010. The reason for the increase in the working capital deficit was the increase in our prepaids and a decrease in our inventory of approximately $45,000 and $27,000, respectively, a decrease in our accounts payable current portion of long term debt of approximately $78,000 and 50,000 and an increase in our accrued interest and payroll withholdings of approximately $82,000 and 58,000 respectively.

During the three month period ended September 30, 2010, we used $274,971 of cash for operating activities versus $76,339 during the three months ended September 30, 2009.  The primary difference was the amortization of debt discount and stock issued for services in 2009.

Cash used in investing activities during the three months ended September 30, 2010 and 2009 was $1,991 and $0, respectively.  During the three months ended September 30, 2009, we used $1,991 to purchase additional equipment to support our infrastructure.

Cash provided by financing activities during the three months ended September 30, 2010 was $115,000 as a result of the proceeds from notes payable, net of fees.  Cash provided by financing activities during the three month period ended September 30, 2009 was $57,000 as a result of the proceeds from notes payable net of fees.

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

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $523,000 in the current period and has negative working capital of approximately $2,800,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the rules promulgated under the Exchange Act during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings, to our knowledge, pending against us or being pursued by us.

IITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

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

PROVISION HOLDING, INC.

November 22, 2010	By:	/s/ Curt Thornton
Curt Thornton
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer and Accounting Officer) and Director