Form 10-Q
period 2010-12-31
Provision Holding, Inc.
filed 2011-02-22
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common equity was 45,105,914 shares at January 14, 2011.

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$623	$161,962
Inventory, net	84,423	130,168
Prepaid expenses	101,727	160,704
Other current assets	4,350	4,050

TOTAL CURRENT ASSETS	191,123	456,884

EQUIPMENT, net of accumulated depreciation	303,334	313,445

PREPAID FINANCING COSTS	549,330	498,223

INTANGIBLES, net of accumulated amortization	206,846	208,094

TOTAL ASSETS	$1,250,633	$1,476,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued expenses	$629,716	$523,302
Payroll taxes, interest and penalties	362,192	277,867
Accrued interest	720,986	881,208
Unearned revenue	84,807	94,640
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount	568,343	2,277,489
Current portion notes payable	50,000	103,000

TOTAL CURRENT LIABILITIES	3,008,356	4,749,818

CONVERTIBLE DEBT, net of current portion and debt discount	2,764,719	882,168

TOTAL LIABILITIES	5,773,075	5,631,986

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 45,520,914 and 39,097,845, respectively	45,521	39,098
Additional paid-in capital	15,943,742	14,992,205
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(20,461,705)	(19,136,643)

TOTAL STOCKHOLDERS’ DEFICIT	(4,522,442)	(4,155,340)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,250,633	$1,476,646

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009

REVENUES	$186,788	$80,995	$222,499	$135,459

COST OF REVENUES	101,177	35,436	122,316	57,483

GROSS PROFIT	85,611	45,559	100,183	77,976

EXPENSES
General and administrative	610,919	579,594	875,134	1,053,306
Research and development	57,523	38,381	83,676	84,961

TOTAL EXPENSES	668,442	617,975	958,810	1,138,267

(LOSS) FROM OPERATIONS	(582,831)	(572,416)	(858,627)	(1,060,291)

OTHER INCOME (EXPENSE)
Gain on debt conversion	77,261	-	60,635	-
Loss on debt extinguishment	(35,612)	-	(35,612)	-
Interest expense	(261,107)	(456,137)	(491,458)	(1,060,487)

TOTAL OTHER INCOME (EXPENSE)	(219,458)	(456,137)	(466,435)	(1,060,487)

(LOSS) BEFORE INCOME TAXES	(802,289)	(1,028,553)	(1,325,062)	(2,120,778)

Income tax expense	-	-	-	-

NET (LOSS)	$(802,289)	$(1,028,553)	(1,325,062)	(2,120,778)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.02)	$(0.04)	(0.03)	(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	44,028,900	28,734,789	41,366,966	28,128,057

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,325,062)	$(2,120,778)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Forbearance fee	69,860	-
Gain on debt conversion	(60,635)	-
Loss on extinguishment of debt	35,612	-
Non-cash compensation	184,004	-
Stock issued for services	-	545,149
Depreciation expense	13,706	30,843
Amortization	1,248	1,248
Amortization of debt discount	277,207	823,447
Changes in operating assets and liabilities:
Inventory	44,140	63,412
Other current assets	(300)	-
Prepaid financing costs	(51,107)	72,701
Accounts payable and accrued liabilities	190,739	181,005
Accrued interest	185,573	158,661
Unearned revenue	(9,833)	30,391
NET CASH (USED) BY OPERATING ACTIVITIES	(444,848)	(213,921)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,991)	-
NET CASH (USED) BY INVESTING ACTIVITES	(1,991)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, net of fees	285,500	274,500
NET CASH PROVIDED BY FINANCING ACTIVITES	285,500	274,500

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(161,339)	60,579
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	161,962	19,339
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$623	$79,918

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$-	$-
Issuance of 4,663,269 shares of common stock for debt and accrued interest conversion	$477,221	$-
Issuance of 1,760,000 shares of common stock for services	$120,200	$-
Issuance of 116,667 warrants for services	$4,827	$-

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
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

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended December 31, 2010 and 2009 have been prepared by the Company's management, without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended June 30, 2010.    The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a year to date loss of approximately $1,325,000 in the current period and has negative working capital of approximately $2,817,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

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

Significant Customers

During the six month period ended December 31, 2010 two customers accounted for more than 10% of the Company’s revenues (42% and 27%).  During the six month period ended December 31, 2009 three customers accounted for more than 10% of the Company’s revenues (21%, 12% and 10%).

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Fair Value of Financial Instruments

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

-	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value December 31, 2010	Fair Value Measurements December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount)	$3,333,062	$--	$--	$3,333,062

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of December 31, 2010:

Promissory Notes
Balance at June 30, 2010	$3,159,657
Issuance of notes– net	229,051
Notes converted	(129,000)
Accretion of debt discount	73,354
Balance December 31, 2010	$3,333,062

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 2010.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2010, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 53,281,000 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive

Recent Accounting Pronouncements

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

There were no other recent pronouncements which would have an impact on the Company’s consolidated financial statements.

NOTE 2                                INVENTORY

Inventory consists of the following:
	December 31, 2010	June 30, 2010

Raw materials	$153,733	$186,447
Work in process	61,690	74,721
	215,423	261,168

Less Inventory Reserve	(131,000)	(131,000)

Total	$84,423	$130,168

NOTE 3                                EQUIPMENT, net

Equipment consists of the following:
	December 31, 2010	June 30, 2010

Furniture and fixtures	$17,018	$17,018
Computer equipment	32,570	30,579
Equipment	166,602	166,602
Demo units	130,215	208,516
3DEO Kiosks	276,580	196,672
	622,985	619,387

Less accumulated depreciation	(319,651)	(305,942)

Total	$303,334	$313,445

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

NOTE 4                                CONVERTIBLE DEBT

Convertible debt consists of the following:

December 31, 2010

Convertible notes payable, annual interest rate of 5% to 12%, due dates range from January 2011 to May 2014 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$3,464,700

Convertible note payable, annual interest rate of 10% to 12% convertible into common stock at a rate of $0.10 to $0.75 per share. Notes have matured and are now in default and are currently being renegotiated.	465,000

Unamortized debt discount	(596,638)
$3,333,062

Less current portion	568,343

Convertible debt, net of current portion and debt discount	$2,764,719

During July 2010, the Company issued $45,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price at the lesser of: a 30 percent discount to the average lowest bid price of the preceding ten trading days on the Over the Counter Bulletin Board or $0.07 per share. The note pays interest at a rate of 8 percent per annum and matures on July 1, 2011.  During the quarter ended September 30, 2010 the note was subsequently converted into 1,285,714 shares of common stock at a conversion price of $0.04 per share.

In August 2010, the Company issued $70,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price of $0.06. The note pays interest at a rate of 8 percent. In connection with the note the Company issued 350,000 warrants with exercise prices of $0.20 per share and expire within four years of the date of issue.

The Company has valued the convertible note payable, related warrants and the beneficial conversion feature to convert the principal balance into shares, using the “Relative Fair Value” approach. Accordingly, the Company recognized a discount of $17,729 on the $70,000 principal value of the convertible note payable and is amortizing the debt discount over the 24 month life of the note.

In November 2010, the Company entered into a Forbearance Agreement with two of its lenders, which extended the maturity date of two convertible debentures to February 14, 2011.  As consideration for its financial accommodations, the Company issued warrants to purchase 1,066,666 shares of its common stock at an exercise price of $0.06 per share.  The warrants expire 3 years from the date of issuance.  Using the Black Scholes pricing model, the warrants were valued at $69,860, which was recorded as a forbearance fee.  The debentures are now in default and due on demand as of February 14, 2011.

On November 30, 2010, the Company and a note holder agreed to amend a total of four notes. The notes are comprised of a $50,000 Promissory Note dated March 13, 2009 (“Note 1”); $100,000 Convertible Promissory Note dated June 5, 2008 (“Note 2”), $500,000 Convertible Promissory Note dated May 16, 2008 (“Note 3”); and $1,000,000 Convertible Promissory Note dated May 7, 2007 (“Note 4”).  The significant contractual terms of the amended Notes as of November 30, 2010 include the following: (i) Note 1 shall be converted into a “new convertible promissory note” convertible at $0.15 cents a share with 333,333 warrants at an exercise price of $0.20 and the maturity date extended to July 30, 2012, (ii) Note 2 shall extend the original due date of June 5, 2010 to July 30, 2012, (iii) Note 3 shall convert $250,000 into “new convertible promissory note” conversion price of $0.15 cents a share with 1,666,667 warrants at an exercise price of $0.20 and the maturity date extended to July 30, 2012 and the balance of $250,000 shall be converted into a “new promissory note” with an extended maturity date of July 30, 2012, (iv) Note 4 shall waive all interest from May 7, 2007 to December 31, 2009,  issue to lender 1,000,000 warrants with an exercise price of  $0.20 cents a share, convert $500,000 of Note 4 into “new convertible promissory note” convertible at  $0.15 cents a share with 3,333,333 warrants with an exercise price of  $0.20 cents a share and the balance of $500,000 of Note 4 shall be converted into a “new promissory note” to extend the  maturity date to July 30, 2012.

The Company evaluated the application of ASC 470-50, Modifications and Extinguishments  and concluded  that the revised terms were substantial and qualified as a debt extinguishment. A loss was recognized as a result of the extinguishment of debt in the amount of $35,612. The convertible debt was recorded net of a discount amounting to $101,164. The discount is amortized to interest expense over the term of the extended maturity date using the effective interest rate method.

During December 2010, the Company issued $14,000 in convertible debt.  The notes are convertible into common stock at the option of the holder at a conversion price of $0.07.  The notes bear interest at 8 percent and mature in December 2012.  In connection with the notes, the Company issued 200,000 warrants with an exercise price of $0.07 per share which expire 5 years from the date of issue.

The Company has valued the convertible note payable, related warrants and the beneficial conversion feature to convert the principal balance into shares, using the “Relative Fair Value” approach. Accordingly, the Company recognized a discount of $11,994 on the $14,000 principal value of the convertible notes payable and is amortizing the debt discount over the 24 month life of the note.

During the 3 and 6 months ending December 31, 2010, the Company issued $148,500 in convertible debt.  The notes are convertible into common stock at the option of the holder at a conversion price of $0.07.  The notes bear interest at 8 percent and mature at various dates through December 2012.  During the quarter ended December 31, 2010, notes aggregating $15,500 were converted into 221,429 shares of common stock at a conversion price of $0.07 per share.

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

NOTE 5                                NOTES PAYABLE

At December 31, 2010, $50,000 of debt was outstanding with an interest rate 10%.

NOTE 6                               COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease.  Rent expense for the six months ending December 31, 2010 and 2009 was $36,912 and $36,912, respectively.

Royalty Fees - The Company has entered into a royalty agreement with another company. The other entity’s technology has certain characteristics and properties used in conjunction with the Company’s products. The agreement requires royalties to be paid at 4% of applicable sales. The Company is currently in contract negotiations to purchase the other entity’s patent. Royalty expense for the six months ending December 31, 2010 and 2009 was $378 and $1,054 respectively.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due at December 31, 2010, including estimated penalties and interest is $399,392.

NOTE 7                                EQUITY

Common Stock

During July 2010, the Company issued 160,000 shares of its common stock to note holders in connection with a Promissory Note Extension Agreement in which the note holders agreed to extend the maturity date of the notes for an additional six months. As a result the Company recorded non cash compensation expense of $11,200 during the three months ending September 30, 2010.

On August 30, 2010 in consideration for consulting services, the Company issued a warrant to purchase 116,667 shares of its common stock at an exercise price of $0.06.  The warrant expires four years from the date of issuance. Using the Black Scholes pricing model, the warrant was valued at $4,827.

During the three months ending September 30,, 2010 the Company issued 1,937,622 shares of its common stock to note holders for the relief of outstanding debt. The shares had a fair market value of $115,759 on the date of issuance. As such the Company recorded a loss on the settlement of debt of $16,625

During the three months ending September 30, 2010, the Company issued 1,600,000 shares of its common stock to consultants for services.  The shares had a fair market value of $109,000 on the date of issuance.  As a result the company recorded non- cash compensation expense of $109,000.

During the six months ending December 31, 2010, the Company converted debt and accrued interest of $361,462 into 2,725,647 shares of its common stock.  As a result, the Company recorded a gain on the settlement of debt in the amount of $77,262

Warrants

In connection with a Forbearance Agreement discussed above, the Company issued 1,066,666 warrants to purchase shares of its common stock at an exercise price of $.06 per share. The warrants expire in 2014.

On November 30, 2010, in connection with the issuance of certain convertible notes disclosed in Note 5, the Company issued to the note holders, 6,333,333 warrants to purchase shares of its common stock at an exercise price of $0.20 cents per share.  The warrants expire four years from the date of issuance.

In December 2010, in connection with the issuance of a convertible note discussed above, the Company issued 200,000 warrants to purchase shares of its common stock at an exercise price of $.07 cents a share. The warrants expire in 2015.

PROVISION HOLDING, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

Stock Option Plan

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).  As of December 31, 2010, there were 3,334,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of December 31, 2010, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock.  Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance.   The option exercise price is set by the Board at time of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the six months ended December 31, 2010, no new options were granted to employees or consultants. Employee options outstanding as of December 31, 2010 were 665,851.  The weighted average grant-date fair value of options granted under the Company’s Option Plan during 2010 and 2009 was $0 and $0, respectively.

NOTE 8                                SUBSEQUENT EVENTS

During January, 2011, the Company received $60,000 in proceeds from the issuance of a convertible note payable.  The convertible note bears interest at 8%, matures on September 20, 2011 and has a variable conversion price equal to a discount rate of 40% of the average of the lowest three  trading prices for the Company’s common stock during the ten trading period ending the latest complete trading day prior to the conversion date.

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

Launching our first products into grocery stores, we have developed a new patent pending application. Known as the “3DEO Rewards Center” or “3DEO”, this device projects 3D video advertisements and allows consumers to print coupons as well as receive non-cash awards. The 3DEO device provides consumer products goods companies and other advertisers with a new way of promoting their products at the point of purchase, where consumers are making 70% (seventy percent) of their buying decisions.  In November 2010 the Company announced that they’ve been granted the patent for 3D kiosks and vending machines in the U.S.

We plan to build, own, and operate networks of 3DEO Rewards Centers.  In March 2008 we signed three-year agreements with several independent Hispanic grocery store chains to install 3DEO Reward Centers in 47 locations in southern California. The term of these agreements do not begin until we have fully installed according to the terms of the contract.  The Company has begun to install the first of these 3D Rewards Centers in Los Angeles in late 2010.

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

On November 22, the Company announced that it has signed an advertising contract with Hip Hop Beverage Corporation, maker of award winning Pit Bull Energy Drinks. The one year agreement covers Pit Bull’s use of both 3D holographic advertising and promotional coupons inside Provision’s 3DEO Rewards Centers. The Centers are part of Provision’s 3D Grocery Store Network, which launched in July in Los Angeles.

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

On October 14, 2010 the Company announced that it had partnered with MAKO Games, LLC to develop proprietary interactive software for Provision’s 3D holographic displays (no special glasses required), enabling consumers to directly interact with 3D images floating in the air through touchless gesture recognition.

In November 2010 the Company announced that they’ve been granted the patent for 3D kiosks and vending machines in the U.S.  Management believes that this new patent will give the company a very strong market position in the Self Service industry as they begin to expand the integration of their 3D holographic displays into a multitude of applications beyond their 3D Rewards Centers, including ATM machines, DVD rental kiosks, etc.

           On November 17, 2010 Provision announced today that it had been named the recipient of Frost & Sullivan’s 2010 North American 3D New Product Innovation of the Year Award for 3D Holographic Displays. The Award was presented at the 2010 Best Practices Awards banquet on November 16 in San Antonio, Texas.

The Frost & Sullivan Best Practices team of industry experts presents awards to companies demonstrating best practices in a variety of regional and global markets. For the New Product Innovation Award, the following criteria were used to benchmark Provision’s performance against key competitors:

 Innovative Element of the Product
 Leverage Leading Edge Technologies in the Product
 Value Added Features and Benefits
 Increased Customer ROI
 Customer Acquisition/Penetration Potential

Companies that are commended as Best Practices Award recipients are those with the diligence, perseverance, and dedication required to develop a successful business plan and excel in the increasingly competitive global marketplace. Frost & Sullivan does not accept solicitations, nominations, or submissions for the awards. The award selection is based entirely on the findings of independent, primary market research, which is fully funded and conducted by Frost & Sullivan's industry analyst team. Previous award recipients include Kodak, AT&T, IBM, Samsung, Intel, and Phillips.

On November 30, the Company announced  that it had enhanced the capability of its 3D holographic display platform to be fully interactive with Mobile Mouse, an Apple iPhone application. With an enabled Provision 3D holographic display located inside retail grocery stores, consumers can instantly transform their iPhone or iPod Touch into an air mouse and wireless interface. They will be able to interact with floating 3D holograms by ‘clicking’ to get more information, print a coupon, see the product from another viewpoint, or learn more about 3D from Provision’s 3D Rewards Center.

Results of Operation – Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009

Select Financial Information
	December 31, 2010	December 31, 2009

Total Assets	$1,250,633	$1,177,429
Total Liabilities	$5,773,075	$4,437,147
Total Stockholders’ Deficit	$4,522,442	$3,259,718

Revenues	$186,788	$80,995
Cost of Revenues	101,177	35,436
Gross Profit (Loss)	85,611	45,559
Expenses	668,442	617,975
Loss from Operations	(582,831)	(572,416)
Other Income (Expense)	(219,458)	(456,137)
Net Loss	$(802,289)	$(1,028,553)

Net Loss per Common Share	$(0.02)	$(0.04)

Revenue and Cost of Revenue

Revenues for the three month period ended December 31, 2010 increased 130% to $186,788 from $80,995 for the three month period ended December 31, 2009.  The increase in sales is due to economic recovery and increased marketing and sale of products.

Our cost of revenues was $101,177 for the three month period ended December 31, 2010 as compared to $35,436 for the three month period ended December 31, 2009.

Expenses

General and administrative expenses for the three month period ended December 31, 2010 were $610,919 as compared to $579,594 for the three month period ended December 31, 2009.

During the three month period ended December 31, 2010 our Accounting expense increased $77,522 from $85,141 to $162,663 during the three month period ended December 31, 2009.  The increase is due to year end and quarter ending audits and reviews by outside audit firm.

During the three month period ended December 31, 2010 our Consulting expense decreased $47,325 from $47,325 to $0 during the three month period ended December 31, 2009.  The decrease is due to a reduced use of consultants.

During the three month period ended December 31, 2010 our Salaries & Wages expense increased $52,453 from $93,612 to $146,065 during the three month period ended December 31, 2009.  The increase is due to two additional sales positions.

During the three month period ended December 31, 2010 our Travel/Auto expense increased $10,897 from $15,309 to $26,206 during the three month period ended December 31, 2009.  The increase is due to more business travel, trade shows, and additional sales efforts with increased staff of one person.  The Company did one more trade show than last year.

During the three month period ended December 31, 2010 our Non-cash compensation expense decreased $375,447 from $495,019 to $119,572 during the three month period ended December 31, 2009.  The decrease is due to a reduction in stock issued, or consulting fees paid by stock in lieu of payment.

During the three month period ended December 31, 2010 our State & Local Taxes expense increased $19,728 from $1,079 to $20,807 during the three month period ended December 31, 2009.  The increase is due to additional payroll tax penalties.

Other Income (Expense)

During the three month period ended December 31, 2010 our Interest expense decreased $195,030 from $456,137 to $261,107 during the three month period ended December 31, 2009.  The decrease is due a reduction in debt discount amortization as the related notes mature.

During the three month period ended December 31, 2010 our net Gain/Loss on Debt Conversion expense increased $41,649 from $0 to $41,649 during the three month period ended December 31, 2009.  The increase is due to the increased number of convertible notes converted to stock.

Net Loss

As a result of the aforementioned, our net loss decreased 22% or $227,145 to $802,289 during the three month period ended December 31, 2010 from $1,029,434 during the three month period ended December 31, 2009.

Results of Operation – Six Months Ended December 31, 2010 as Compared to the Six Months Ended December 31, 2009

Select Financial Information
	December 31, 2010	December 31, 2009

Total Assets	$1,250,633	$1,177,429
Total Liabilities	$5,773,075	$4,437,147
Total Stockholders’ Deficit	$4,522,442	$3,259,718

Revenues	$222,499	$135,459
Cost of Revenues	122,316	57,483
Gross Profit (Loss)	100,183	77,976
Expenses	958,810	1,138,267
Loss from Operations	(858,627)	(1,060,291)
Other Income (Expense)	(466,435)	(1,060,487)
Net Loss	$(1,325,062)	$(2,120,778)

Net Loss per Common Share	$(0.03)	$(0.08)

Revenue and Cost of Revenue

Revenues for the six month period ended December 31, 2010 increased 64% to $222,499 from $135,459 for the six month period ended December 31, 2009.  The increase in sales is due to economic recovery and increased marketing and sale of products.

Our cost of revenues was $122,316 for the six month period ended December 31, 2010 as compared to $57,483 for the six month period ended December 31, 2009.

Expenses

General and administrative expenses for the six month period ended December 31, 2010 were $875,134 as compared to $1,053,306 for the six month period ended December 31, 2009.

During the six month period ended December 31, 2010 our Accounting expense increased $59,247 from $108,741 to $167,988 during the six month period ended December 31, 2009.  The increase is due to year end and quarter ending audits and reviews by outside audit firm.

During the six month period ended December 31, 2010 our Consulting expense decreased $82,950 from $82,950 to $0 during the six month period ended December 31, 2009.  The decrease is due to a reduced use of consultants.

During the six month period ended December 31, 2010 our Marketing expense increased $24,371 from $4,266 to $28,637 during the six month period ended December 31, 2009.  The increase is a result of increased marketing efforts.

During the six month period ended December 31, 2010 our Depreciation expense decreased $17,137 from $30,843 to $13,706 during the six month period ended December 31, 2009.  The decrease is due to the increased number of fixed assets that are fully depreciated.

During the six month period ended December 31, 2010 our State & Local Taxes expense increased $19,728 from $1,079 to $20,807 during the six month period ended December 31, 2009.  The increase is due to additional payroll tax penalties.

During the six month period ended December 31, 2010 our Travel & Auto expense increased $22,375 from $26,387 to $48,762 during the six month period ended December 31, 2009.  The increase is due to more business travel, trade shows, and additional sales efforts with increased staff of one person.  The Company did one more trade show than last year.

During the six month period ended December 31, 2010 our Non-cash Compensation expense decreased $307,215 from $495,019 to $187,804 during the six month period ended December 31, 2009.  The decrease is due to a reduction stock issued, or consulting fees paid by stock in lieu of payment.

Other Income (Expense)

During the six month period ended December 31, 2010 our Interest expense decreased $569,029 from $1,060,487 to $491,458 during the six month period ended December 31, 2009.  The decrease is due a reduction in debt discount amortization as the related notes mature.

During the six month period ended December 31, 2010 our net Gain/Loss on Debt Conversion expense increased $25,023 from $0 to $25,023 during the six month period ended December 31, 2009.  The increase is due to the increased number of convertible notes converted to stock.

Net Loss

As a result of the aforementioned, our net loss decreased 38% or $795,716 to $1,325,062 during the six month period ended December 31, 2010 from $2,120,778 during the six month period ended December 31, 2009.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of $623 at December 31, 2010 compared to cash of $161,692 at June 30, 2010.  Our working capital deficit decreased to $2,817,234 at December 31, 2010 from a deficit of $4,292,934 at June 30, 2010. The reason for the decrease in the working capital deficit was the decrease in Prepaid Expenses and a decrease in our inventory of approximately $58,000 and $46,000, respectively, an increase in our Accounts Payable and Payroll Taxes of approximately $113,000 and $69,000 respectively.  The current portion of long term debt decreased approximately $1,709,000.

During the six month period ended December 31, 2010, we used $444,848 of cash for operating activities versus $213,921 during the six months ended December 31, 2009.  The primary difference was the amortization of debt discount and stock issued for services in 2009.

Cash used in investing activities during the six months ended December 31, 2010 and 2009 was $1,991 and $0, respectively.  During the six months ended December 31, 2010, we used $1,991 to purchase additional equipment to support our infrastructure.

Cash provided by financing activities during the six months ended December 31, 2010 was $285,500 as a result of the proceeds from notes payable, net of fees.  Cash provided by financing activities during the six month period ended December 31, 2009 was $274,500 as a result of the proceeds from notes payable net of fees.

Given our plans and expectation that we will need additional capital, we will need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants. The issuance of additional capital stock may dilute the ownership of the current stockholders.

Based on the current cash run rate, approximately $600,000 will be needed to fund operations for an additional year. We are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond.  We will need to raise an additional $3,000,000 to $5,000,000 in the next year to complete our aggressive growth plans.  We may, however, choose to modify our growth and operating plans to the extent of available funding, if any.

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

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,325,000 in the current period and has negative working capital of approximately $2,817,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T.	CONTROLS AND PROCEDURES.

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

Based upon this evaluation, our CEO has concluded that, without third-party specialists, our current disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO, to allow timely decisions regarding required disclosures. Management’s report is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended December 31, 2010, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings, to our knowledge, pending against us or being pursued by us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

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

PROVISION HOLDING, INC.

February 22, 2011	By:	/s/ Curt Thornton
Curt Thornton
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer and Accounting Officer) and Director