Form 10-Q
period 2011-03-31
Provision Holding, Inc.
filed 2012-01-11
CIK 1335493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common equity was 56,051,673 shares at December 7, 2011.

TABLE OF CONTENTS

PART I

PART I
PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	June 30, 2010
ASSETS
CURRENT ASSETS

Cash	$-	$161,962
Inventory, net	78,064	130,168
Prepaid expenses	20,443	160,704
Other current assets	25,230	4,050

TOTAL CURRENT ASSETS	123,737	456,884

EQUIPMENT, net of accumulated depreciation	288,507	313,445

PREPAID FINANCING COSTS	543,411	498,223

INTANGIBLES, net of accumulated amortization	206,222	208,094

TOTAL ASSETS	$1,161,877	$1,476,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued expenses	$636,885	$523,302
Payroll taxes, interest and penalties	437,270	277,867
Accrued interest	800,898	881,208
Unearned revenue	93,140	94,640
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount	907,273	2,277,489
Current portion notes payable	68,000	103,000

TOTAL CURRENT LIABILITIES	3,535,778	4,749,818

CONVERTIBLE DEBT, net of current portion and debt discount	2,525,757	882,168

TOTAL LIABILITIES	6,061,535	5,631,986

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 49,456,577 and 39,097,845, respectively	49,456	39,098
Additional paid-in capital	16,228,111	14,992,205
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(21,127,225)	(19,136,643)

TOTAL STOCKHOLDERS’ DEFICIT	(4,899,658)	(4,155,340)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,161,877	$1,476,646

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

For the Three Months Ended March 31,	For the Nine Months Ended March 31,
2011	2010	2011	2010

REVENUES	$63,056	$8,446	$285,555	$143,905

COST OF REVENUES	22,564	3,732	144,880	61,215

GROSS PROFIT	40,492	4,714	140,675	82,690

EXPENSES
General and administrative	410,446	556,299	1,285,580	1,523,680
Research and development	15,163	51,499	98,839	136,460

TOTAL EXPENSES	425,609	607,798	1,384,419	1,660,140

(LOSS) FROM OPERATIONS	(385,117)	(603,084)	(1,243,744)	(1,577,450)

OTHER INCOME (EXPENSE)
Gain (Loss) on debt conversion	(49,022)	-	11,613	-
Loss on debt extinguishment	-	-	(35,612	)-	-
Interest expense	(231,381)	(1,057,729)	(722,839)	(2,204,141)

TOTAL OTHER INCOME (EXPENSE)	(280,403)	(1,057,729)	(746,838)	(2,204,141)

(LOSS) BEFORE INCOME TAXES	(665,520)	(1,660,813)	(1,990,582)	(3,781,591)

Income tax expense	-	-	-	-

NET (LOSS)	$(665,520)	$(1,660,813)	$(1,990,582)	$(3,781,591)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.05)	$(0.05)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	45,684,463	31,167,416	41,165,403	29,138,958

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,990,582)	$(3,781,591)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	293,088	-
Stock issued for services	8,875	863,020
Depreciation expense	18,566	52,403
Amortization	1,872	1,872
Amortization of debt discount	403,804	1,735,347
Other non-cash expenses	127,756	-
Changes in operating assets and liabilities:
Investments	(21,180)	-
Inventory	60,466	44,382
Other current assets	140,261	(800)
Prepaid financing costs	(45,188)	85,031
Accounts payable and accrued liabilities	272,986	308,061
Accrued interest	270,305	243,106
Unearned revenue	(1,500)	27,725
NET CASH (USED) BY OPERATING ACTIVITIES	(460,471)	(420,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,991)	(17,958)
NET CASH (USED) BY INVESTING ACTIVITIES	(1,991)	(17,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, net of fees	285,500	819,500
Proceeds from sale of stock	15,000	10,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	300,500	830,200

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(161,962)	391,338
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	161,962	19,339
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$-	$410,677

The accompanying notes are an integral part of the financial statements

PROVISION HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2011	2010

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$-	$-
Issuance of 7,871,432, shares of common stock for debt and accrued interest conversion	$653,802	$-
Issuance of 2,237,500 shares of common stock for services	$153,074	$-
Issuance of 116,667 warrants for services	$4,827	$-

The accompanying notes are an integral part of the financial statements

NOTE 1                                ORGANIZATION AND BASIS OF PRESENTATION

Business Description and Presentation

On February 14, 2008, Provision Holding, Inc. f/k/a MailTec, Inc. (the “Company”) entered into an Agreement and Plan of Merger, which was amended and restated on February 27, 2008 (as amended and restated, the “Agreement”), and closed effective February 28, 2008, with ProVision Merger Corp., a Nevada corporation and wholly owned subsidiary of the Company (the “Subsidiary”) and Provision Interactive Technologies, Inc., a California corporation (“Provision”).  Pursuant to the Agreement, the Subsidiary merged into Provision, and Provision became a wholly owned subsidiary of the Company.

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

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended March 31, 2011 and 2010 have been prepared by the Company's management, without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended June 30, 2010.    The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a year to date loss of approximately $1,991,000 in the current period and has negative working capital of approximately $3,400,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

  Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and Provision, its wholly owned subsidiary.  All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

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

Significant Customers

During the nine month period ended March 31, 2011 two customers accounted for more than 10% of the Company’s revenues (30% and 21%).  During the nine month period ended March 31, 2010 three customers accounted for more than 10% of the Company’s revenues (23%, 11% and 10%).

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Fair Value March 31, 2011	Fair Value Measurements March 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount)	$3,433,030	$--	$--	$3,443,030

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of March 31, 2011:

Promissory Notes
Balance at June 30, 2010	$3,159,657
Issuance of notes	285,500
Notes converted	(279,825)
Debt discount	267,698
Balance March 31, 2011	$3,433,030

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 2011.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2011, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 56,262,970  shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive.

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

There were no other recent pronouncements which would have an impact on the Company’s consolidated financial statements.

NOTE 2                                INVENTORY

Inventory consists of the following:
	March 31, 2011	June 30, 2010

Raw materials	$150,828	$186,447
Work in process	58,236	74,721
	209,064	261,168

Less Inventory Reserve	(131,000)	(131,000)

Total	$78,064	$130,168

NOTE 3                                EQUIPMENT, net

Equipment consists of the following:
	March 31, 2011	June 30, 2010

Furniture and fixtures	$17,018	$17,018
Computer equipment	32,570	30,579
Equipment	166,602	166,602
Demo units	126,280	208,516
3DEO Kiosks	270,548	196,672
	613,018	619,387

Less accumulated depreciation	(324,511)	(305,942)

Total	$288,507	$313,445

NOTE 4                                CONVERTIBLE DEBT

Convertible debt consists of the following:

March 31, 2011

Convertible notes payable, annual interest rate of 5% to 12%, due dates range from January 2011 to May 2014 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$3,432,019

Convertible note payable, annual interest rate of 10% to 12% convertible into common stock at a rate of $0.10 to $0.75 per share. Notes have matured and are now in default and are currently being renegotiated.	502,500

Unamortized debt discount	(501,489)
$3,433,030

Less current portion	907,273

Convertible debt, net of current portion and debt discount	$2,525,757

During July 2010, the Company issued $45,000 of convertible debt. The note is convertible into common stock at the option of the holder at a conversion price at the lesser of: a 30 percent discount to the average lowest bid price of the preceding ten trading days on the Over the Counter Bulletin Board or $0.07 per share. The note pays interest at a rate of 8 percent per annum and matures on July 1, 2011.  During the quarter ended September 30, 2010 the note was converted into 1,285,714 shares of common stock at a conversion price of $0.04 per share.

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

During the three months ending March 31, 2011, the Company issued $130,820 in convertible debt.  The notes are convertible into common stock at the option of the holder at a conversion price ranging from $0.05 of $0.07.  The notes bear interest at 8 and 10 percent and mature at various dates through March 2013.  In connection with $35,000  of these notes, the Company issued 1,030,417 warrants with an exercise price ranging from $0.05 to$0.07 per share expiring from three  to five years from the date of issue.

The Company has valued the convertible note payable, related warrants and the beneficial conversion feature to convert the principal balance into shares, using the “Relative Fair Value” approach. Accordingly, the Company recognized a discount of $29,876 on the $35,000 principal value of the convertible notes payable and is amortizing the debt discount over the term of the notes.

During the quarter ended March 31, 2011, notes aggregating $150,825 were converted into 3,508,163 shares of common stock at a conversion price ranging from $0.05of $0.07 per share

NOTE 5                                NOTES PAYABLE

At March 31, 2011, $68,000 of debt was outstanding with interest rates between 8% and 10%.

NOTE 6                                COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease.  Rent expense for the nine months ending March 31, 2011 and 2010 was $55,368 and $55,368, respectively.

Royalty Fees - The Company has entered into a royalty agreement with another company. The other entity’s technology has certain characteristics and properties used in conjunction with the Company’s products. The agreement requires royalties to be paid at 4% of applicable sales. The Company is currently in contract negotiations to purchase the other entity’s patent. Royalty expense for the nine months ending March 31, 2011 and 2010 was $378 and $1,927 respectively.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due at March 31, 2011, including estimated penalties and interest is $437,270.

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

During the three months ending September 30, 2010 the Company issued 1,937,622 shares of its common stock to note holders for the relief of outstanding debt. The shares had a fair market value of $115,759 on the date of issuance. As such the Company recorded a loss on the settlement of debt of $16,625.

During the three months ending September 30, 2010, the Company issued 1,600,000 shares of its common stock to consultants for services.  The shares had a fair market value of $109,000 on the date of issuance.  As a result the company recorded non- cash compensation expense of $109,000.

During the six months ending December 31, 2010, the Company converted debt and accrued interest of $361,462 into 2,725,647 shares of its common stock.  As a result, the Company recorded a gain on the settlement of debt in the amount of $77,262.

On February 10, 2011, the Company sold 250,000 shares of its common stock to an investor for $15,000.

During the three months ended March 31, 2011, the Company issued 477,498 shares of its common stock in exchange for services. The shares had a fair market value of $32,875 on the date of issuance. As a result the Company recorded non-cash compensation expense of $32,875.

During the three months ended March 31, 2011, the Company converted debt and accrued interest totaling $159,958 into 3,508,163 shares of its common stock. As a result, the Company recorded a loss on the conversion of debt in the amount of $49,023.

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

Stock Option Plan

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).  As of March 31, 2011, there were 3,334,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of March 31, 2011, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock.  Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance.   The option exercise price is set by the Board at time of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the nine months ended March 31, 2011, no new options were granted to employees or consultants. Employee options outstanding as of March 31, 2011 were 665,851.  The weighted average grant-date fair value of options granted under the Company’s Option Plan during 2011 and 2010 was $0 and $0, respectively.

NOTE 8                                SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company entered into two agreements with companies to assist it with implementing its products into a chain of pharmacies (see 8-K filings). The Company received $250,000 as an advance on future revenues and a marketing investment of $100,000.

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

Business Overview

On February 14, 2008, Provision Holding, Inc., f/k/a MailTec, Inc. (the “Company”) entered into an Agreement and Plan of Merger, which was amended and restated on February 27, 2008 (as amended and restated, the “Agreement”), and closed effective February 28, 2008, with ProVision Merger Corp., a Nevada corporation and wholly owned subsidiary of the Company (the “Subsidiary”) and Provision Interactive Technologies, Inc., a California corporation (“Provision”).  Pursuant to the Agreement, the Subsidiary merged into Provision, and Provision became a wholly owned subsidiary of the Company. As consideration for the merger of the Subsidiary into Provision, the Company issued 20,879,350 shares of the Company’s common stock to the shareholders, creditors, and certain warrant holders of Provision, representing approximately 86.5% of the Company’s aggregate issued and outstanding common stock, and the outstanding shares and debt, and those warrants whose holders received shares of the Company’s common stock, of Provision were transferred to the Company and cancelled.

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

We are also developing and marketing several new point-of-purchase, and other devices, tailored to specific industries that are currently in Pilot Programs with major international companies or readying to begin shortly; including the gaming, entertainment, and banking  markets.  In addition to selling the hardware for our patented three-dimensional, holographic interactive video displays, we are building our business into a digital media company offering advertising on a network of our 3D holographic video displays.

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

Significant Events and Trends

The Company believes that the calendar year 2010 can be characterized as having been the ‘tipping point’ for 3D technology in the marketplace, and for Provision itself.  Beginning in early 2010, the consumer industry was changed forever by two major events.  The first event was the successful launch of the Hollywood blockbuster, “Avatar”, produced by James Cameron.  The financial success of this movie, reaching close to $3 Billion in a very short period of time, demonstrated that 3D (with glasses) technology at the movie theater has finally ‘made it’ in the eyes of the consumer.  Now, every major motion picture production company has a slate of 3D movies on the calendar for the next 5 years.  The second major event was seen at the 2010 Consumer Electronics Show (CES) in Las Vegas, where the ‘buzz’ was nothing but 3D.  Major consumer electronics companies like Sony, Samsung, LG, and Panasonic have all launched significant campaigns for 3D TV sets for the consumers’ living room – all requiring 3D glasses.  Complementing the 3D TV sets, major networks like ESPN and Discovery have announced 3D networks dedicated to providing programming for the 3D TV sets for our living rooms.  As a result of these two events, the Company is well positioned with its 3D Holographic Display technology (requiring no special glasses) in the Digital Out-Of-Home (DOOH) market place.

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

Launching our first products into grocery stores, we have developed a new patent pending application. Known as the “3DEO Rewards Center” or “3DEO”, this device projects 3D video advertisements and allows consumers to print coupons as well as receive non-cash awards. The 3DEO device provides consumer products goods companies and other advertisers with a new way of promoting their products at the point of purchase, where consumers are making 70% (seventy percent) of their buying decisions.  In November 2010 the Company announced that it had been granted the patent for 3D kiosks and vending machines in the U.S.

We plan to build, own, and operate networks of 3DEO Rewards Centers.  In March 2008 we signed three-year agreements with several independent Hispanic grocery store chains to install 3DEO Reward Centers in 47 locations in southern California. The term of these agreements do not begin until we have fully installed them according to the terms of the contracts.  The Company began to install the first of these 3D Rewards Centers in Los Angeles in late 2010 and will continue to install them during 2011.

In June 2008, we announced our signed three-year agreement with Fred Meyer Stores, a division of The Kroger, Co., to install Fred Meyer 3DEO Centers in 127 locations in the Pacific Northwest.  This agreement has concluded and the Company has finished the market test of its 3DEO Rewards.  With 28 stores tested for approximately 12 months, coupon redemption rates jumped up to as high as 43% (average of 17%) and sales lifts of up to 170% were seen.  The network included advertising from many companies including Warner Bros., CBS Records, L’Oreal, and Kimberly Clark.  These 3D Rewards kiosks are being redeployed in Los Angeles during 2011 as this market represents the #2 demographic market for national advertising and the #1 demographic market for Hispanic advertising in the country.

In September 2008, we signed an agreement with the Long Island Gasoline Retailers Association (“LIGRA”) to install its patented 3D holographic displays in up to 800 member stores throughout New York. Provision’s displays will be located inside the independent convenience stores of major franchise gasoline retailers including Shell, ExxonMobil, Citgo, Sunoco, BP, Amoco and Gulf. The term of this agreement does not begin until we have fully installed them according to the terms of the contract.  The Company plans to install this network following the installation of the first 500 convenience stores as part of the Circle K agreement.

In December 2008, we signed an agreement with ADCENTRICITY Inc. to sell advertising on its revolutionary 3D digital signage network.  ADCENTRICITIY's advertisers will be able to feature their messaging on the Company's extraordinary network in a variety of forms, including 3D holographic videos and digital coupons.

 In May 2010 we signed an agreement with Circle K Stores, Inc. to install our patented 3D holographic displays in up to 483 Circle K convenience stores throughout the western region of the United States.  The Agreement is for three years with an option to extend the contract for an additional three years upon mutual agreement.  The term of this agreement does not begin until we have fully installed them according to the terms of the contract.

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

In the last quarter the Company signed two advertising related agreements: 1) a one-year agreement with Clear Channel Broadcasting to sell advertising on Provision’s 3D Rewards Center Network, beginning in Los Angeles with the Grocery Network, and continuing with their recent announcements into the Convenience Store Network and Retail Pharmacy Network. Clear Channel will create advertising and sponsorship packages for clients in the Los Angeles market. Packages will focus on Provision’s expansive in-store 3D network, and may include other media elements such as online and on-air advertising; and 2) an agreement with San Francisco based Adility Inc. to support Provision’s local and regional advertising sales efforts as the Company continues to roll out its 3D Rewards Center network in Los Angeles.  Adility will provide coupons, gift cards, and other internet deals in digital format to Provision from its on-line customer base that will be placed on Provision’s 3D Grocery Network.

In January 2011 the Company signed a Teaming Agreement with Arizona-based, Amber Alert organization, which is coordinated by the U.S. Department of Justice.  The three year agreement brings the two organizations together to create a digital emergency alerting solution called the Digital Eyes and Ears Project™ (“DEEP”), which will use the Amber Alert’s proprietary technology and distribution systems and Provision’s 3D digital advertising technology inside retail stores nationwide.  Prior to this agreement the nationwide initiative of DEEP was focused on the network of individuals and companies receiving AMBER™ Alerts directly via mobile phones, hand-held devices and on line.  This is the first nationwide rollout in retail stores and using a 3D platform.  DEEP is a proactive approach to ensuring the largest audience possible is alerted and acting as the eyes and ears of law enforcement during an AMBER™ Alert.

In February 2011, the Company signed a two year Strategic Alliance agreement with Madison Avenue Media to sell advertising on Provision’s 3D Rewards Center Network, beginning in Los Angeles with the Convenience Store Network of Circle K and Retail Pharmacy Network of Rite Aid.  Madison Avenue Media provides mobile marketing and other digital media products that will be made available to Provision as additional offering of services to Provision’s customers as identified.

In February 2011 the Company signed an agreement with The Benchmark Company, LLC as its exclusive financial advisor and placement agent for the Company.

In March 2011 the Company signed a new agreement with KODAK (NASDAQ: EK), Service and Support, to provide installation services of the Company’s 3D Rewards Centers and 3D Holographic displays beginning in Los Angeles with Circle K and Rite-Aid retail stores.  Kodak’s involvement will include set-up, installation, and sign-off, providing total accountability to the retailers assuring total customer satisfaction.

In April 2011 the Company announced that it signed a Market Development Agreement with its close strategic partner, Lifestyle Ventures, LLC (“Lifestyle”).  Under the terms of the agreement, Lifestyle will underwrite the cost of manufacturing and installing Provision’s 3D Holographic displays in approximately 500 Circle K convenience stores located in the Western United States.  The Convenience Store Network will be the largest 3D out-of-home digital network in the United States.

While continuing to accept hardware sales orders from distributors, Provision’s main focus is implementing its three 3D digital networks into grocery stores, convenience stores and retail pharmacies.

 Research and Development Activities

At present, the Company’s patents and patent applications are supplemented by substantial intellectual property we are currently protecting as trade secrets and proprietary know-how.  This includes matters related to all three product lines.  We expect to file additional patent applications on a regular basis in the future.

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

In September 2010 the Company filed six (6) new patent applications in Canada.  The new patents boost the Company’s intellectual property protection in Canada through the international PCT (Patent Cooperation Treaty) process recognized by countries around the world.  Canada clearly represents a huge opportunity for the Company.  We believe that these six patents will protect Provision, its technology and product line, as Canada continues to develop the digital media marketplace following the U.S.

On October 14, 2010 the Company announced that it had partnered with MAKO Games, LLC to develop proprietary interactive software for Provision’s 3D holographic displays (no special glasses required), enabling consumers to directly interact with 3D images floating in the air through touchless gesture recognition.

In November 2010 the Company announced that it had been granted the patent for 3D kiosks and vending machines in the U.S.  Management believes that this new patent will give the company a very strong market position in the Self Service industry as they begin to expand the integration of their 3D holographic displays into a multitude of applications beyond their 3D Rewards Centers, including ATM machines, DVD rental kiosks, etc.

           On November 17, 2010 Provision announced that it had been named the recipient of Frost & Sullivan’s 2010 North American 3D New Product Innovation of the Year Award for 3D Holographic Displays. The Award was presented at the 2010 Best Practices Awards banquet on November 16 in San Antonio, Texas.

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

Since last quarter and continuing into 2011, the Company has been involved with several new projects with customers (and pending customers) that are interested in Provision’s 3D holographic technology platform worldwide.  The list includes:

•
World leader in casino slot machines; exchange of technology to integrate into next generation interactive slot machines.  Prototypes have been designed and built; market testing will continue throughout the year.

•	Top-tier beverage company; focused on new product launch utilizing Provision’s 3D technology. Prototypes have been designed and built; market testing is in progress.

•	Top-tier Japanese gaming company; integrating 3D technology into future Pachinko machines for consumer gambling in Asia; several prototypes have been designed and built; market testing is in progress.

In January 2011 Provision announced that it is demonstrating the first interactive gesture prototype with PrimeSense and the PrimseSensor 3D camera that includes natural interaction sensing and recognition technologies.  By utilizing PrimeSenses 3D camera technology in combination with Provision’s 3D holographic display technology and gesture recognition, consumers can interact with 3D images in a fast, fun and informative way to truly define “infotainment”. Provision’s 3D Holographic displays delivery information visually in a faster and more entertaining manner than conventional 2D screens.  By utilizing PrimeSense advanced sensor technologies, consumers can now acquire information in an effortless manner without the limitations of remote control devices. PrimeSense's PrimeSensor™ can "see", track and react to user movements outside the computer, all without change of environment or wearable equipment for the end user.  With Provision’s 3D Holographic display technology, coupled with PrimeSense technology, consumer interaction will be totally natural, fast, engaging, fun and hugely convenient.

In January 2011 the Company announced that one of Provision’s several pending patents on its technology have been allowed and issued. The new patent boosts Provision’s intellectual property in the U.S. and will allow Provision to drive the application of 3D technology in the huge vending machine, and self-service kiosk markets.  Provision received a new Notice of Allowance by the U.S. Patent & Trademark Office for its 3D holographic product, known as “HoloVision.” Originally filed in 2005, this patent for its 3D Holographic display is titled “System and Method for Dispensing Consumer Products” and protects vending machines and product dispensing kiosks when integrated with Provision’s 3D displays. This patent gives Provision great latitude in how 3D is incorporated into the vending machine and self-service kiosk markets.

In February 2011 the Company announced that it had released a company developed, science-backed, whitepaper titled: “Glasses-Free 3D vs. 3D Holographic.” The report is now available online at www.provision.tv. The 9-page paper describes two main technological approaches used to bring 3D to the mass market today: glasses-free (or auto stereoscopic) displays and the more traditional digital 3D with glasses, commonly seen in both movie theaters and 3D televisions. The paper then compares the two to Provision’s 3D Holographic displays currently being deployed around the world.  The whitepaper highlights the health warnings published by the 3D manufacturers, Nintendo, Toshiba, as well as several media agencies, providing an explanation why traditional 3D has its challenges. The report details the ways in which 3D Holographic displays offer a compelling alternative in the marketplace.

On February 23, 2011 the Company announced that it has enhanced the capability of its 3D holographic display platform by incorporating the very latest in Quick Response (QR) mobile code technology. QR technology can be used to disseminate more information about products and services to consumers quickly inside the retail store environment. This initiative makes Provision the first 3D digital media company to utilize barcode technology to disseminate real time information on products and services to customers.  Quick Response (QR) Codes are mobile, readable bar codes that can store phone numbers, URLs, email addresses and all other types of alphanumeric data. Simply encode a URL into the QR Code and then point a mobile phone (or other camera-enabled mobile) at it. If the device has had QR Code decoding software installed on it, it will fire up its browser and go straight to that URL. But it doesn't stop there - a QR Code can also contain a phone number, an SMS message, V-Card data or just plain alphanumeric text, and the scanning device will respond by opening up the correct application to handle the encoded data appropriately.

Results of Operations – Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Select Financial Information
	March 31, 2011	March 31, 2010

Total Assets	$1,161,877	$1,405,211
Total Liabilities	$6,061,535	$5,471,291
Total Stockholders’ Deficit	$4,899,658	$4,066,080

Revenues	$63,056	$8,446
Cost of Revenues	22,564	3,732
Gross Profit (Loss)	40,492	4,714
Expenses	425,609	607,798
Loss from Operations	(385,117)	(603,084)
Other Income (Expense)	(280,403)	(1,057,729)
Net Loss	$(665,520)	$(1,660,813)

Net Loss per Common Share	$(0.01)	$(0.05)

Revenue and Cost of Revenue

During the three month period ended March 31, 2011 our Revenues increased $54,610 from $8,446 to $63,056 as compared to the three month period ended March 31, 2010.  The increase is a result of sales in foreign markets at beginning of year.

During the three month period ended March 31, 2011 our Cost of Revenues expense increased $18,832 from $3,732 to $22,564 as compared to the three month period ended March 31, 2010.  This is a result of increased Revenues.

During the three month period ended March 31, 2011 our Gross Profit Percent increased 8% from 56% to 64% as compared to the three month period ended March 31, 2010.

During the three month period ended March 31, 2011 our Gross Profit increased $35,778 from $4,714 to $40,492 as compared to the three month period ended March 31, 2010.  This is a result of increased Revenue and higher profit due to product/services mix sold.

Expenses

During the three month period ended March 31, 2011 our Accounting expense increased $9,397 from $7,803 to $17,200 as compared to the three month period ended March 31, 2010.  The increase is a result of additional audit and consultant fees.

During the three month period ended March 31, 2011 our Depreciation Expense decreased $16,700 from $21,559 to $4,859 as compared to the three month period ended March 31, 2010.

During the three month period ended March 31, 2011 our Insurance expense decreased $7,604 from $436 to a credit of $7,168 as compared to the three month period ended March 31, 2010.  The decrease results from insurance rebates due to lower cost of insurance.

During the three month period ended March 31, 2011 our Legal & Professional Fees expense decreased $1,617 from $23,117 to $21,500 as compared to the three month period ended March 31, 2010.

During the three month period ended March 31, 2011 our Marketing Expense decreased $11,410 from $11,576 to $166 as compared to the three month period ended March 31, 2010.  The decrease results from reduced travel and trade show expenses.

During the three month period ended March 31, 2011 our Salaries & Wages expense increased $63,086 from $117,482 to $180,568 as compared to the three month period ended March 31, 2010.  The Company paid salary from previous year to try and reduce long term salary accrual.

During the three month period ended March 31, 2011 our State, Local, and Payroll Tax expense decreased $3,628 from $23,715 to $20,087 as compared to the three month period ended March 31, 2010.

During the three month period ended March 31, 2011 our Loan Acquisition Fees expense increased $7,800 from zero to $7,800 as compared to the three month period ended March 31, 2010.  The increase is associated with broker fees for financing.

During the three month period ended March 31, 2011 our R&D expense decreased $36,336 from $51,499 to $15,163 as compared to the three month period ended March 31, 2010.  This results from reduced new product development costs.

Other Income (Expense)

During the three month period ended March 31, 2011 our Interest expense decreased $946,836 from $1,178,217 to $231,381 as compared to the three month period ended March 31, 2010.  The decrease is a result of lower interest rates on new debt and a reduction in debt discount amortization.

During the three month period ended March 31, 2011 our Loss on Debt Conversion expense increased $49,022 from zero to $49,022 as compared to the three month period ended March 31, 2010.  This results from increased debt conversions.

Net Loss

As a result of the aforementioned, our net loss decreased 60%, or $995,293, to $665,520 for the three month period ended March 31, 2011 from $1,660,813 for the three month period ended March 31, 2010.

Results of Operations – Nine Months Ended March 31, 2011 as Compared to the Nine Months Ended March 31, 2010

	March 31, 2011	March 31, 2010

Total Assets	$1,161,877	$1,405,211
Total Liabilities	$6,061,535	$5,471,291
Total Stockholders’ Deficit	$4,899,658	$4,066,080

Revenues	$285,555	$143,905
Cost of Revenues	144,880	61,215
Gross Profit (Loss)	140,675	82,690
Expenses	1,384,419	1,660,140
Loss from Operations	(1,243,744)	(1,577,450)
Other Income (Expense)	(746,838)	(2,204,141)
Net Loss	$(1,990,582)	$(3,781,591)

Net Loss per Common Share	$(0.05)	$(0.13)

Revenue and Cost of Revenue

During the nine month period ended March 31, 2011 our Revenues increased $141,650 from $143,905 to $285,555 as compared to the nine month period ended March 31, 2010.  The increase is a result of additional sales in all categories.

During the nine month period ended March 31, 2011 our Cost of Revenues increased $83,665 from $61,215 to $144,880 as compared to the nine month period ended March 31, 2010.  The increase is a result of increased sales.

During the nine month period ended March 31, 2011 our Gross Profit increased $57,985 from $82,690 to $140,675 as compared to the nine month period ended March 31, 2010.  The increase is a result of increased sales.

During the nine month period ended March 31, 2011 our Gross Profit Percent decreased 8% from 57% to 49% as compared to the nine month period ended March 31, 2010.

Expenses

During the nine month period ended March 31, 2011 our General and Administrative expense decreased $238,100 from $1,523,680 to $1,285,580 as compared to the nine month period ended March 31, 2010.

During the nine month period ended March 31, 2011 our Accounting expense increased $68,644 from $116,544 to $185,188 as compared to the nine month period ended March 31, 2010.  The increase results from financial consultants and the year-end audit.

During the nine month period ended March 31, 2011 our Consulting expense decreased $82,950 from $82,950 to zero as compared to the nine month period ended March 31, 2010.  During this period outside consultant usage was decreased.

During the nine month period ended March 31, 2011 our Marketing expense increased $13,286 from $16,192 to $29,478 as compared to the nine month period ended March 31, 2010.  The increase was from additional marketing expenses to sell advertising on network.

During the nine month period ended March 31, 2011 our Legal & Professional Fees expense increased $8,009 from $28,109 to $36,118 as compared to the nine month period ended March 31, 2010.  During this period there were fewer transactions.

During the nine month period ended March 31, 2011 our Depreciation expense decreased $33,835 from $52,403 to $18,568 as compared to the nine month period ended March 31, 2010.  Depreciation expense is reduced as the Company's assets are nearly fully depreciated.

During the nine month period ended March 31, 2011 our Salaries & Wages expense increased $75,186 from $324,393 to $399,579 as compared to the nine month period ended March 31, 2010.

During the nine month period ended March 31, 2011 our State, Local, and Payroll Tax expense increased $4,242 from $46,073 to $50,315 as compared to the nine month period ended March 31, 2010.  Payroll taxes increased with increase of Salary & Wages.

During the nine month period ended March 31, 2011 our Supplies expense increased $6,660 from $1,299 to $7,959 as compared to the nine month period ended March 31, 2010.

During the nine month period ended March 31, 2011 our Telephone, Fax & Data expense increased $8,014 from $11,010 to $19,024 as compared to the nine month period ended March 31, 2010.  The increase results from the addition of Verizon and Webex plus increase in fees.

During the nine month period ended March 31, 2011 our Travel & Auto expense increased $20,291 from $39,483 to $59,774 as compared to the nine month period ended March 31, 2010.  The Company increased travel and trade shows slightly to meet with retail customers.

During the nine month period ended March 31, 2011 our Loan Forebearance expense increased $69,860 from zero to $69,860 as compared to the nine month period ended March 31, 2010 due to warrants issued to amend the due date of delinquent debt.

Other Income (Expense)

During the nine month period ended March 31, 2011 our Interest expense decreased $1,481,302 from $2,204,141 to $722,839 as compared to the nine month period ended March 31, 2010.  The decrease is a result of lower interest rates on new debt and a reduction in debt discount amortization.

During the nine month period ended March 31, 2011 our Loss Debt Settlement expense increased $35,612 from zero to $35,612 as compared to the nine month period ended March 31, 2010.

During the nine month period ended March 31, 2011 our Gain on Debt Conversion expense increased $11,613 from zero to $11,613 as compared to the nine month period ended March 31, 2010.

Net Loss

As a result of the aforementioned, our net loss decreased 47%, or $1,791,009, to $1,990,582 for the nine month period ended March 31, 2011 from $3,781,075 for the nine month period ended March 31, 2010.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We have limited cash resources and plan our expenses accordingly.

We had cash of zero at March 31,2011 compared to cash of $161,692 at June 30, 2010.  Our working capital deficit decreased to $3,412,041 at March 31, 2011 from a deficit of $4,292,934 at June 30, 2010. This was primarily due new debt incurred, conversions to equity and extension of due dates.

During the nine month period ended March 31, 2011, we used $460,471 of cash for operating activities versus $420,904 during the nine months ended March 31, 2010.

Cash used in investing activities during the nine months ended March 31, 2011 and 2010 was $1,991 and $17,958, respectively.  During the nine months ended March 31, 2011, we used $1,991 to purchase additional equipment to support our infrastructure.

Cash provided by financing activities during the nine months ended March 31, 2011 was $300,500 as a result of the proceeds from notes payable, net of fees.  Cash provided by financing activities during the nine month period ended March 31, 2010 was $830,200 as a result of the proceeds from notes payable net of fees.

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

Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,991,000 in the current period and has negative working capital of approximately $4,900,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management's plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2011, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings, to our knowledge, pending against us or being pursued by us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
            N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

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

PROVISION HOLDING, INC.

January 11, 2012	By:	/s/ Curt Thornton
Curt Thornton
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer and Accounting Officer) and Director