Form 10-K
period 2014-06-30
Provision Holding, Inc.
filed 2015-05-01
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2014

PROVISION HOLDING, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-127347	20-0754724
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

9253 Eton Avenue, Chatsworth, California

(Address of Principal Executive Office) (Zip Code)

(818) 775-1624

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes  ☒ No

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Amendment No. 1 to Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of December 31, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $478 based on a closing price of $0.045 per share of common stock as quoted on the OTC Markets on such date.  On April 8, 2015, we had 73,951,096 shares of common stock, par value $0.001 per share (the "Common Stock") issued and outstanding.

EXPLANATORY NOTE

This annual report of Provision Holding, Inc. (together with its consolidated subsidiaries, “Provision Holding”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covers periods after March 31, 2011. Readers should be aware that several aspects of this Annual Report on Form 10-K differ from other annual reports. First, this report is for each of the fiscal years ended June 30, 2014, June 30, 2013, June 30, 2012 and June 30, 2011, in lieu of filing separate reports for each of those years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our business and related matters is focused on our more recent periods. Finally, in this report, we are including expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended September 30, 2011 through March 31, 2014. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended September 30, 2011 through March 31, 2014. We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Provision Holding, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business”. We undertake no obligation to revise or update publicly any forward-looking statements unless required by law.

PART I

Business History and Overview

Provision Holding, Inc. and its subsidiary, Provision Interactive Technologies, Inc. (“Provision”), is a purveyor of intelligent interactive 3D holographic display technologies, software, and integrated solutions for both commercial and consumer focused applications.

Provision's 3D holographic display systems projects full color, high resolution videos into space detached from the screen, without any special glasses. Provision is currently a market leader in true 3D consumer advertising display products.

We are focused on the development and distribution of our patented three-dimensional, holographic interactive video displays focused at grabbing and holding consumer attention particularly and initially in the advertising and product merchandising markets. The systems display a moving 3D image size to forty inches in front of the display, projecting a digital video image out into space detached from any screen, rendering truly independent floating images featuring high definition and crisp visibility from far distances. The nearest comparable to this technology can be seen in motion pictures such as Star Wars and Minority Report, where objects and humans are represented through full-motion holograms. In addition to selling the hardware for our patented three-dimensional, holographic interactive video displays, we are building our business into a digital media company offering advertising on a network of our 3D holographic video displays and integrating them into Provision’s 3D Savings Center kiosks.

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

Our corporate headquarters are located in Chatsworth, California and our phone number is (818) 775-1624.

Products and Services

We believe we are well positioned to capitalize on advertisers’ demands as ProVision’s HoloVision™ display and 3D Savings Center kiosks offer advertisers and customers an opportunity to reach a highly sought-after, captive audience outside the home, in familiar settings like grocery stores, malls, convenience stores, gas stations, banks and other retail locations. We reach the consumer and business professional at the critical time - when they are away from their homes and businesses and when they are making their buying decisions.

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

Business Development

Launching our first products into grocery stores and retail pharmacies, we have developed a new patented application. Known as the “3D Savings Center”, this ProVision device projects 3D video advertisements and allows consumers to print coupons as well as receive non-cash awards. The 3D Savings Center kiosk provides consumer product goods companies and other advertisers with a new way of promoting their products at the point of purchase, where consumers are making 70% (seventy percent) of their buying decisions.

We tested our concept in Fred Meyer Stores, a division of The Kroger, Co., installing 3D Savings Center kiosks in the Pacific Northwest. We received advertising placements from some of the largest manufacturers in the country, including Unilever, Proctor & Gamble, Johnson & Johnson, BIC and Kimberly Clark. The Company has published a case study of this successful market trial which is available from the Company.

We have now aligned a retail chain, a hardware purchaser to buy 3D Savings Center kiosks to install into the retail chain and advertising agencies to sell ads for the 3D Savings Center kiosks and expect to generate revenue from hardware sales and advertising sales in the year ended June 30, 2015.

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and are currently completing the manufacturing of the first 200 3D Savings Center kiosks in March 2015. The first 200 stores will begin shipping at the end of March 2015, with installation and deployment continuing through April and May. We will commence operations in these stores in April and should start to produce advertising revenue during the same fiscal quarter. With the successful incorporation of Rite Aid’s wellness and loyalty program onto the 3D Savings Center kiosks in New York and Los Angeles, we will then continue to expand with 800 additional stores in Rite Aid’s top 10 demographic markets in 2015, and make plans for additional Rite Aid stores and markets after that. The Company will earn advertising revenue from advertisements in Rite Aid.

ProDava 3D

On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to help the Company launch the 3D network in Rite Aid. The agreement creates a newly-formed entity, ProDava 3D, LLC (“ProDava 3D”), to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. ProDava 3D may purchase up to $50 million in 3D Savings Center kiosks. The agreement calls for an initial purchase of $2 million of 3D Savings Center kiosks in the fiscal year ending in June 30, 2015. The Company will generate revenues and gross profit from the sale of machines to ProDava 3D during the fiscal year ended June 30, 2015. The Company will also will earn advertising revenue from advertisements in Rite Aid earned by ProDava 3D.

ProDava 3D is purchasing 3D Savings Center kiosks, manufactured by Provision. These will be placed in high traffic aisles of nationally recognized retail stores, initially Rite Aid, with advertisements of consumer packaged products, other consumer goods manufacturers along with local/regional advertisers. Ad sales inventory will include marquee 3D hologram images, coupons, and other rewards and transactions of products sold in the stores (focused on new product introductions).

Provision’s contribution to ProDava 3D includes Provision’s know-how, management, and its agreement with the national retail pharmacy that will be the first target for the 3D Savings Center kiosk launch. Provision will be responsible for manufacturing, installation, service, maintenance, technical support, network management, advertising, marketing, and accounting of each 3D Savings Center kiosk for the joint venture. Provision will be compensated for rendering and performing all of these services. The advertising and other revenues generated from the 3D Savings Center kiosks will be divided among Provision and DB.

Lifestyle Ventures LLC

The Company also received a $900,000 deposit from Lifestyle Ventures LLC for the purchase and marketing of Provision’s 3D Savings Center kiosk to be installed in approved retail store chains.  Lifestyle Ventures LLC is required to deposit an additional $1.1 million with an option to increase its investment up to $20 million.

Advertising Agencies

Provision has engaged Health Media Network (HMN) to provide exclusive national advertising sales to the OTC (over-the-counter) and DTC (direct-to-consumer) brands in support of the 3D Saving Center kiosks being deployed inside Rite Aid. HMN will incorporate the 3D Savings Center kiosks interactive touch screen interface, 3D advertising and video screen as part of HMN’s Point of Care sales offerings.

We have also engaged Pharmark, Inc. Digital Video Advertising Network (DVAN) to provide local and regional advertising sales to support the 3D Savings Center kiosks in retail stores. The clients of Pharmark and DVAN will provide local coupons, promotions and other advertising campaigns in digital format expanding advertising to include local merchants joining national brands.

Other Business Arrangements

The Company has signed a Master Collaboration Agreement with Intel Corporation to identify and collaborate on certain technical and marketing activities as contained in the agreement. Collaboration includes joint technical development and marketing activities as determined by the two companies.

In April 2014, Provision announced that it has shipped its first two 3D Holovision displays, models HL40D and HL17MD to an international shopping center group. Operating one of the world’s largest shopping center portfolios with interests in 90 shopping centers around the world, the group is testing Provision’s 3D holographic display as a potential marketing tool, including the use of interactive features.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of April 30, 2015 we have 3 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

For the years ended June 30, 2014, 2013, 2012 and 2011, the Company incurred $125,586, $131,680, $129,854 and $165,996, respectively for research and development expense which are included in the consolidated statements of operations. Our research and development expense is primarily related to employees and contractors that provide specialized services.

Intellectual Property

ProVision’s floating image display systems project full-motion 3D digital streaming media 9”- 40” into space detached from the display unit into free space and should not be confused with autostereoscopic systems. Autostereoscopic 3D systems produced by various firms’ layer two or more LCD screens, or lenticular lens based screens, while utilizing filters and collumnators to provide the illusion of depth perception. Such systems are only capable of displaying digital content attached to layered screens with all images being contained within the actual display unit. Due to the inherent nature of this technology approach the end result of their product line results in the following characteristics: eye strain, nausea, low resolution, low brightness and poor quality imagery, all resulting in poor/low customer acceptance. The cost to produce custom and special content for these screens are excessively expensive and time consuming becoming a major hurdle to overcome for mass adoption. Their major advantage might be characterized by their “flat screens” and slightly wider viewing angles, however consumer acceptance has been limited due to the limitations and poor visual experience. Companies attempting to launch these screens include 3D Magnetec, Alisoscopy, Tridelity, and 3D Fusion. Companies that have tried to launch these types of screens, and have failed or ceased operations, include: Phillips, Sharp, and Newsight.

The following table summarizes the status of ProVision patents and trademarks, as of the date hereof, in each instance, ProVision owns all right, title and interest, and no licenses, security interests, or other encumbrances have been granted on such patents and trademarks.

Patent/Registration #	Date	Status	Product	Ownership	Type	Note
US 7,568,803 B2	4-Aug-09	Issued	HoloVision	Provision	Utility	Aerial Display System with Low Cost Plastic Spherical Mirror
US D527,729 S	5-Sep-06	Issued	HoloVision	Provision	Design	Housing for an Interactive Aerial Display System
US D505,948 S	7-Jun-05	Issued	HoloVision	Provision	Design	Housing for an Interactive Aerial Display System
US D526,647 S	15-Aug-06	Issued	HoloVision	Provision	Design	Housing for an Interactive Aerial Display System
US D506,756 S	28-Jun-05	Issued	HoloVision	Provision	Design	Housing for a Wall-Mounted Aerial Display System
US D506,464 S	21-Jun-05	Issued	HoloVision	Provision	Design	Housing for a Hooded Interactive Aerial Display System
US 7,614,749 B2	10-Nov-09	Issued	HoloVision	Provision	Utility	Aerial-Image Display Systems with a Plastic Mirror
US 6,733,293 B2	11-May-04	Issued	HoloVision	Provision	Utility	Personal Simulator
US 6,808,268 B2	26-Oct-04	Issued	HoloVision	Provision	Utility	Projection System for Aerial Display of Three-Dimensional Video Images
US 8,279,268 B2	2-Oct-12	Issued	HoloVision	Provision	Utility	Projection System with Wall Structures for Aerial Display of Three-Dimensional Video Images
US 7,517,090 B2	14-Apr-09	Issued	HoloVision	Provision	Utility	Real Image Projection Device Having Plastic Curved Mirror for Improving Image and Correcting Aberrations
US 7,881,822 B2	1-Feb-11	Issued	HoloVision	Provision	Utility	System and Method for Dispensing Consumer Products

12/259,013	Oct-07	In Process	HoloVision	Provision	Utility	HLXX
PCT/US07/76554	Aug-07	In Process	HoloVision	Provision	Utility	Plastic Mirror Methods
PCT/US07/76574	Aug-07	In Process	HoloVision	Provision	Utility	Aerial Display System.. w/Plastic Optic
PCT/US07/76572	Aug-07	In Process	HoloVision	Provision	Utility	Apparatus with Aerial... w/Plastic Optic
PCT/US07/76568	Aug-07	In Process	HoloVision	Provision	Utility	Apparatus for Image….w/Plastic Optic
PCT/US07/76566	Aug-07	In Process	HoloVision	Provision	Utility	Aerial Image Display... w/Plastic Optic
PCT/US07/76361	Aug-07	In Process	HoloVision	Provision	Utility	Projection System... w/Plastic Optic
11/843,109	Aug-07	In Process	HoloVision	Provision	Utility	Plastic Mirror Methods
11/843,144	Aug-07	In Process	HoloVision	Provision	Utility	Aerial Display System.. w/Plastic Optic
11/843,139	Aug-07	In Process	HoloVision	Provision	Utility	Apparatus with Aerial... w/Plastic Optic
11/843,134	Aug-07	In Process	HoloVision	Provision	Utility	Apparatus for Image….w/Plastic Optic
11/843,125	Aug-07	In Process	HoloVision	Provision	Utility	Aerial Image Display... w/Plastic Optic
11/843,115	Aug-07	In Process	HoloVision	Provision	Utility	Projection System... w/Plastic Optic
60/839,740	Aug-06	In Process	HoloVision	Provision	Utility	Low Cost Plastic Optic
12/287,226	May-04	In Process	HoloVision	Provision	Utility	Aerial Display System
11/059,575	Feb-04	In Process	HoloVision	Provision	Utility	Coupon/Product Dispensing Kiosk
PCT/US03/25506	Aug-03	In Process	HoloVision	Provision	Utility	Projection system for aerial display

78/917,286	Jun-06	Issued	HoloVision	Provision	Trademark	Holocasting
3,118,432	Apr-05	Issued	HoloVision	Provision	Trademark	Promotions You Experience
2,706,431	April-03	Issued	Corporate	Provision	Trademark	PITI
2,699,733	Mar-03	Issued	Corporate	Provision	Trademark	PEI
2,699,732	Mar-03	Issued	HoloVision	Provision	Trademark	Holosoft
76/342,406	Jan-00	Allowed	HoloVision	Provision	Trademark	Holovision: Common Law

At present, our patents are supplemented by substantial intellectual property we are currently protecting as trade secrets and proprietary know-how. This includes matter related to all product lines. We expect to file additional patent applications on a regular basis in the future.

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

Item 1A.             RISK FACTORS

Not required for smaller reporting companies.

Item 1B.             Unresolved Staff Comments.

Not Applicable.

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

Item 3.                Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

BK Sems USA, Inc.  (the “Plaintiff”) filed an action against the Company in the Orange County Superior Court   in January , 2014, alleging a breach of contract in connection with supplying and serving a third party  obligation (the “Dispute”). The Company subsequently filed a counterclaim against the Plaintiff related to the Dispute. Subsequent to the date of the financial statements, the parties entered into a Settlement Agreement and Release, which, among other things, included a provision releasing both parties of all claims and counterclaims in the matter (the “Settlement”). Under the terms of the Settlement, the Company has agreed to pay the Plaintiff $260,000, which has been charged to operations and accrued as a liability in the accompanying financials statements as of June 30, 2014.

Item 4.                Mining.

Not Applicable.

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the “OTC Markets” under the Symbol “PVHO”

The following table sets forth the high and low bid and offer prices, as reported by OTC Markets for the quarters in fiscal years ended June 30, 2014 and 2013:

	High	Low
Fiscal year ended June 30, 2014
June 30, 2014	0.090	0.062
March 31, 2014	0.090	0.035
December 31, 2013	0.060	0.030
September 30, 2013	0.075	0.030

Fiscal year ended June 30, 2013
June 30, 2013	0.092	0.019
March 31, 2013	0.030	0.014
December 31, 2012	0.040	0.011
September 30, 2012	0.044	0.010

On April 17, 2015, the closing bid quote for the Common Shares was $0.11 per share, and there were approximately 600 holders of record of Common Shares. TranShare Corporation is the transfer agent for the Company’s common shares.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

Neither the Registrant nor any person acting on its behalf offered or sold the securities of the Company by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the results of operations and financial condition.  Expectations of future financial condition and results of operations are based upon current business plans and may change.  The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Results of Operations

The following table presents the Company’s Statements of Operations for the years ended June 30, 2014, 2013, 2012 and 2011.

	2014	2013	2012	2011

Revenues	$74,943	$53,049	$175,587	$326,572
Cost of revenues	12,899	6,779	279,693	312,413
Gross profit (loss)	62,044	46,270	(104,106)	14,159

Operating expenses:
Selling and general and administrative	511,020	558,772	891,409	2,323,957
Research and development	125,586	131,680	129,854	165,996
Total expenses	636,606	690,452	1,021,263	2,489,953

Loss from operations	(574,562)	(644,182)	(1,125,369)	(2,475,794)

Other income (expense)
Other income	720	761	191,366	-
Change in fair value of derivative	337,088	(247,610)	43,042	15,391
Interest expense	(525,929)	(690,546)	(1,554,027)	(1,325,382)
Total other income (expense)	(188,121)	(937,395)	(1,319,619)	(1,309,991)

Net loss	$(762,683)	$(1,581,577)	$(2,444,988)	$(3,785,785)

Fiscal year ended June 30, 2014

Revenue

The Company recognizes revenues from hardware sales and from licensing, distribution and marketing agreements. Revenues for the fiscal year ended June 30, 2014 were $74,943, a 41% increase from $53,049 generated in the fiscal year ended June 30, 2013.

Revenues were $14,733, $12,950, $14,050 and $33,210 for the quarters ended June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively. Revenues for the fiscal year ended June 30, 2014 were generated primarily from the sales of hardware during the year and advertising in the first quarter of fiscal year ended June 30, 2014.

Cost of revenue

Cost of revenues for the fiscal year ended June 30, 2014 were $12,899, a 90% increase from $6,779 incurred in the fiscal year ended June 30, 2013. Cost of revenues for the fiscal year ended June 30, 2014 was from the cost of hardware.

Cost of revenues were $8,314, $320, $2,665 and $1,600 for the quarters ended June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively. Higher cost of revenue in the fourth quarter of the fiscal year ended June 30, 2014 were from hardware sales realized offset by adjustments to keep inventory on hand at full reserve.

Operating expenses

The Company incurred $636,606 in expenses for the fiscal year ended June 30, 2014, an 8% decrease from $690,452 incurred during the fiscal year ended June 30, 2013. General and administrative expenses were $511,020 and research and development expenses were $125,586 for the fiscal year ended June 30, 2014, a slight decrease in both line items from the fiscal year ended June 30, 2013.

Operating expenses were $303,538, $29,657, $133,632 and $169,779 for the quarters ended June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively. Operating expenses in the fourth quarter of the fiscal year ended June 30, 2014 were higher as a result of increased travel expenses due to a planned ramp-up in business, legal expenses and research and development expenses.

Interest expense / Change in fair value of derivative

The Company has promissory notes and convertible notes. The Company incurred $525,929 in interest expense for the fiscal year ended June 30, 2014, a 24% decrease from $690,546 incurred during the fiscal year ended June 30, 2013. Interest expense was $96,684, $133,241, $137,883 and $158,121 for the quarters ended June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively. Interest expense decreased throughout the year due to a decrease in debt amortization expense.

The Company has certain convertible debt instruments outstanding that include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). The Company recognized a gain of $337,088 for the fiscal year ended June 30, 2014 from the change in fair value of derivative instruments for the fiscal year ended June 30, 2014 compared to a loss of $247,610 from the change in fair value of derivative instruments for the fiscal year ended June 30, 2013 as a result of fluctuating market prices.

Net loss

The Company had a net loss for the fiscal year ended June 30, 2014 of 762,683, a 52% decrease from the fiscal year ended June 30, 2013. The decrease in net loss was primarily due to a gain from the change in fair value of derivative instruments.

Fiscal year ended June 30, 2013

Revenue

The Company recognizes revenues from hardware sales and from licensing, distribution and marketing agreements. Revenues for the fiscal year ended June 30, 2013 were $53,049, a 70% decrease from $175,587 generated in the fiscal year ended June 30, 2012 due to lower hardware sales and realized revenue from the sale of marketing rights.

Revenues were $1,464, $27,400, $0 and $24,185 for the quarters ended June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, respectively. Revenues for the fiscal year ended June 30, 2013 were generated primarily from the sales of realized revenue from the sale of marketing rights in the first and third quarters.

Cost of revenue

Cost of revenues for the fiscal year ended June 30, 2013 were $6,779, a 98% decrease from $279,693 incurred in the fiscal year ended June 30, 2012 as a result of lower hardware sales. Cost of revenues were $1,742, $3,337, $175 and $1,525 for the quarters ended June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, respectively.

Operating expenses

The Company incurred $690,452 in operating expenses for the fiscal year ended June 30, 2013, a 32% decrease from $1,021,263 incurred during the fiscal year ended June 30, 2012 as a result of lower business activities in the fiscal year ended June 30, 2013 compared to 2012. General and administrative expenses were $558,772 and research and development expenses were $131,680 for the fiscal year ended June 30, 2013, a 37% decrease in general and administrative expenses in 2012 and a slight increase in research and development expense from 2012.

Operating expenses were $216,249, $162,461, $149,325 and $162,417 for the quarters ended June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, respectively. Operating expenses were higher in the fourth quarter of the fiscal year as a result of an increase in travel expenses due to meetings with potential customers and potential investors, additional expenses associated with debt issuances and non-cash compensation expensed in the fourth quarter.

Interest expense / Change in fair value of derivative

The Company has promissory notes and convertible notes. The Company incurred $690,546 in interest expense for the fiscal year ended June 30, 2013, a 56% decrease from $1,554,027 incurred during the fiscal year ended June 30, 2012. Increase expense was higher in the fiscal year ended June 30, 2012 as a result of changes in the conversion price on debt in the fiscal year ended June 30, 2012. Interest expense was $174,832, $138,648, $155,205 and $221,861 for the quarters ended June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, respectively.

The Company has certain convertible debt instruments outstanding that include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). The Company recognized a loss of $247,610 from the change in fair value of derivative instruments for the fiscal year ended June 30, 2013 compared to a gain of $43,042 from the change in fair value of derivative instruments for the fiscal year ended June 30, 2012 as a result of fluctuating market prices.

Net loss

The Company had a net loss for the fiscal year ended June 30, 2013 of 1,581,577, a 35% decrease from the fiscal year ended June 30, 2012. The decrease in net loss was primarily due to lower operating expenses and interest expense in the fiscal year ended June 30, 2013 partially offset by a loss in in the fair value of derivatives in the fiscal year ended June 30, 2013 compared to a gain in the fiscal year ended June 30, 2012.

Fiscal year ended June 30, 2012

Revenue

The Company recognizes revenues from hardware sales and from licensing, distribution and marketing agreements. Revenues for the fiscal year ended June 30, 2012 were $175,587, a 46% decrease from $326,572 generated in the fiscal year ended June 30, 2011 due to lower hardware sales.

Revenues were $12,771, $93,682, $7,725 and $61,409 for the quarters ended June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively. Revenues for the fiscal year ended June 30, 2012 were generated primarily from the sale of marketing rights in the first and third quarters.

Cost of revenue

Cost of revenues for the fiscal year ended June 30, 2012 was $279,693, a 10% decrease from $312,413 incurred in the fiscal year ended June 30, 2011. Cost of revenues only decreased 10% compared to a 46% decrease in revenue from the prior fiscal year due to a writeoff of inventory during the fiscal year ended June 30, 2012. Cost of revenues were $34,456, $138,888, $105,758 and $591 for the quarters ended June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively.

Operating expenses

The Company incurred $1,021,263 in operating expenses for the fiscal year ended June 30, 2012, a 59% decrease from $2,489,953 incurred during the fiscal year ended June 30, 2011 as a result of lower business activities in the fiscal year ended June 30, 2012 compared to 2011. General and administrative expenses were $891,409 and research and development expenses were $129,854 for the fiscal year ended June 30, 2013, a 62% decrease in general and administrative expenses in 2012 and a 22% decrease in research and development expense from 2011.

Operating expenses were $419,246, $287,371, $87,193 and $227,453 for the quarters ended June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively. Operating expenses were higher in the third and fourth quarter of the fiscal year as a result of an increase in professional fees and additional payroll costs.

Interest expense / Change in fair value of derivative

The Company has promissory notes and convertible notes. The Company incurred $1,554,027 in interest expense for the fiscal year ended June 30, 2012, a 17% increase from $1,325,382 incurred during the fiscal year ended June 30, 2011. Increase expense was higher in the fiscal year ended June 30, 2012 as a result of changes in the conversion price on debt in the fiscal year ended June 30, 2012. Interest expense was $296,065, $488,610, $463,779 and $305,573 for the quarters ended June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively.

The Company has certain convertible debt instruments outstanding that include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). The Company recognized a gain of $43,042 from the change in fair value of derivative instruments for the fiscal year ended June 30, 2012 compared to a gain of $15,391 from the change in fair value of derivative instruments for the fiscal year ended June 30, 2011 as a result of fluctuating market prices.

Net loss

The Company had a net loss for the fiscal year ended June 30, 2012 of 2,444,988, a 35% decrease $3,785,785 from the fiscal year ended June 30, 2011. The decrease in net loss was primarily due to lower operating expenses.

Liquidity and capital resources

The Company had accumulated deficit at June 30, 2014 of $27,711,676. The Company has incurred a loss of $762,683 in the year ended June 30, 2014 and has negative working capital of $9,524,323 as of June 30, 2014. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines. Failure to raise additional capital or improve its performance in the next 12 months will cause the Company to significantly curtail its business activities and expansion plans within the next twelve months.

The Company does, however, have $739,479 in cash as of June 30, 2014 compared to $35,076 as of June 30, 2013 as a result of a deposit received from Lifestyle Ventures LLC. Further, the Company has arranged to increase its business in the fiscal year ended June 30, 2015 working with Rite Aid and ProDava 3D, LLC (“ProDava 3D”), which will purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores.

Critical Estimates and Judgments

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of the Company’s intangible assets, the amount of stock compensation, and the amount of accrued liabilities that are not readily attainable from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements.

The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company’s future actual results may differ materially from the results discussed herein, including those in the forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and the related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 26, 2014, the Company dismissed Farber Hass Hurley LLP (“FHH”)as the Company’s independent registered public accounting firm. The Company’s Board of Directors approved FHH’s dismissal on September 26, 2014.

The reports of FHH regarding the Company’s financial statements as of, and for, the years ended June 30, 2010 and June 30, 2009 did not contain any adverse opinion or disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles, except FHH issued a going concern qualification in FHH’s reports regarding the Company’s financial statements as of, and for, the years ended June 30, 2010 and June 30, 2009, in which FHH indicated conditions which raised substantial doubt on the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2010 and June 30, 2009, and during the subsequent interim periods through March 31, 2011 and through September 26, 2014, the date of dismissal, there have been no disagreements between the Company and FHH regarding any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to FHH’s satisfaction would have caused FHH to make reference to the subject matter of the disagreement(s) in connection with its report and there have been no reportable events defined in Item 304(a)(1)(v) of Regulation S-K.

On September 26, 2014, the Company engaged RBSM LLP as the Company’s new independent registered public accounting firm. The Company’s Board of Directors approved the engagement of RBSM LLP on September 26, 2014.

During the fiscal years ended June 30, 2010 and June 30, 2009, and during the subsequent interim periods through March 31, 2011 and through September 26, 2014, the date of engagement, the Company did not consult with RBSM LLP regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered regarding the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2014:

Resources: As of June 30, 2014, we had three full-time employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

(b)  Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2014 that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of June 30, 2014were as follows:

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

Jon Corfino

Jonathan Corfino has been a director of the Company since March 2008. Mr. Corfino has been a director of ProVision since 2003. Mr. Corfino is a senior executive with 20 years’ experience in the theme park, location-based and interactive entertainment industry. Mr. Corfino is the founder of Attraction Media & Entertainment, Inc. and has been its chief executive officer since 2001. Mr. Corfino was president, location-based entertainment for Stan Lee Media, Inc. from 1999 to 2000. He was senior vice president in charge of production at Iwerks Entertainment, from 1993 to 1999, where he supervised the production and/or acquisition of over 30 specialty films for Simulation, Attraction and Large Format venues. Prior to Iwerks, from 1978 to 1991, Mr. Corfino worked in the Planning and Development group at MCA/Universal as a Project Manager. He was directly involved in the creative development and construction of a variety of projects and attractions, including "The Star Trek Adventure", "Back to the Future - The Ride”, "ET the Extraterrestrial" and studio center expansion plus special effects stages. Mr. Corfino holds a Bachelor of Arts degree from UCLA.  Mr. Corfino’s experience with media companies and ventures provides value to the Board of Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

Jeff Vrachan has been Vice President Engineering and Chief Technology Officer since our inception in December 2000. Prior to joining Provision, Mr. Vrachan served as a Project Manager, Engineering Manager and Operations Manager for high-tech companies such as Allied Signal, Mitsubishi Electronics and Southwestern Industries. Mr. Vrachan has a Bachelor’s degree in Electrical Engineering from the University of California and a second Bachelor’s degree in Business Management from the University of Phoenix.

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

For the fiscal year ending June 30, 2014, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2014 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year Ended June 30,	Salary ($)(1)	Bonus ($)	All Other Compensation ($)	Total ($)
Curt Thornton	2014	76,689	-	-	76,689
Chief Executive Officer	2013	70,000	-	-	70,000
and Principal Financial	2012	43,077	-	-	43,077
Officer	2011	75,923	-	-	75,923

(1)	In the fiscal years ended June 30, 2011 to June 30, 2014, Mr. Thornton did not receive all of his contractual salary of $144,000. The balance due from each year was accrued as an amount payable.

Director Compensation

No director of ProVision received any compensation for services as director for the year ended June 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 18, 2015 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Curt Thornton	7,075,200	9.6%
Robert Ostrander	2,725,000	3.7%
Jon Corfino	325,000	0.4%
All officers and directors as a group (3 persons owning stock)	10,125,200	13.7%
Jonathan Shane (3)	19,012,758	20.6%
Crescent International Ltd.(4)	5,646,253	7.3%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Provision Holding, Inc. 9253 Eton Avenue, Chatsworth, California 91311.
(2)	Applicable percentage ownership is based on 73,951,096 shares of common stock outstanding as of April 8, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of April 8, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 8, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Beneficial ownership includes 513,864 shares, warrants to purchase 5,809,522 shares and debt convertible into 12,689,372 shares. Address for Jonathan Shane is 11 Old Army Road, Scarsdale, New York 10583.

(4)	Beneficial ownership includes 1,756,444, shares, warrants to purchase 700,000 shares and debt convertible into 3,189,809 shares. The natural person with voting power and investment power on behalf of Crescent International Ltd. is Bachir Taleb-Ibrahimi. Address for Crescent International Ltd. is La Tour Cointrin, 84 Avenue Louis-Casa, Cointrin, Switzerland.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our financial statements for the fiscal years ended June 30, 2014, 2013, 2012 and 2011 were audited by RBSM LLP.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by RBSM LLP

The following is a summary of the fees for professional services rendered by RBSM LLP for the years ended June 30, 2014.

Fee Category
Audit fees	$100,000
Audit-related fees
Tax fees
Other fees
Total Fees	$100,000

Audit fees. Audit fees represent fees for professional services performed by RBSM LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. We did not incur any other fees for services performed by RBSM LLP, other than the services covered in "Audit Fees" for the fiscal year ended June 30, 2014.

Tax Fees. We did not incur any fees for tax services performed by RBSM LLP.

Other fees. RBSM LLP did not receive any other fees during 2014.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation of MailTec, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008)
3.2	Restated Bylaws of Provision Holding, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008)
10.1	Agreement and Plan of Merger by and among MailTec, Inc., ProVision Merger Corp and Provision Interactive Technologies, Inc. (previously filed as an exhibit to Amendment No.1 to Form 8-K filed with the Securities and Exchange Commission on March 3, 2008)
10.2	Amended and Restated Agreement and Plan of Merger by and among MailTec, Inc., ProVision Merger Corp and Provision Interactive Technologies, Inc. (previously filed as an exhibit to Amendment No. 2 to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008)
10.3	Employment Agreement, dated May 30, 2006, by and between Provision Interactive Technologies, Inc. and Curt Thornton (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
10.4	Employment Agreement, dated May 30, 2006, by and between Provision Interactive Technologies, Inc. and Robert Ostrander (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
10.5	Employment Agreement, dated May 30, 2006, by and between Provision Interactive Technologies, Inc. and Jeff Vrachan (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
10.15	Marketing Agreement, dated February 28, 2007, by and between Intel Corporation and Provision Interactive Technologies, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
16.1	Letter from Jasper & Hill, PC, dated April 30, 2008 (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2008)
21	List of Subsidiaries (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)\15d-14(a)*
32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
99.1	Pro forma financial information (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

EX-101.INS	XBRL INSTANCE DOCUMENT*

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Quarterly Unaudited Condensed Consolidated Financial Statements for the Quarters Ended September 30, 2011, December 31, 2011 and March 31, 2012	Q-1

Quarterly Unaudited Condensed Consolidated Financial Statements for the Quarters Ended September 30, 2012, December 31, 2012 and March 31, 2013	Q-11

Quarterly Unaudited Condensed Consolidated Financial Statements for the Quarters Ended September 30, 2013, December 31, 2013 and March 31, 2014	Q-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Provision Holding, Inc.

Chatsworth, CA 91311

We have audited the accompanying consolidated balance sheets of Provision Holding, Inc. and its subsidiaries (the “Company”), as of June 30, 2014, 2013, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of four years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014, 2013, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the four years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 of the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of June 30, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

May 1, 2015

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS of June 30,

	2014	2013	2012	2011
ASSETS
Current assets

Cash	$739,479	$35,076	$127,004	$13,746
Prepaid expense	-	-	2,106	121,921
Other current assets	6,444	3,000	4,800	6,680

Total current assets	745,923	38,076	133,910	142,347

Equipment, net of accumulated depreciation	107	749	1,391	2,665

Prepaid financing costs	4,688	127,558	249,951	378,710
Intellectual Property Intangible, net of accumulated amortization	200,095	202,591	205,087	205,598

Total assets	$950,813	$368,974	$590,339	$729,320

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses	$1,717,668	$1,528,502	$1,398,801	$821,710
Payroll taxes, interest and penalties	758,269	671,859	574,015	579,721
Accrued interest	2,034,924	1,640,100	1,270,746	907,221
Unearned revenue	1,028,000	133,765	8,200	76,473
Loss contingency payable	592,312	592,312	592,312	592,312
Current portion of convertible debt, net of debt discount of $-0-, $24,577, $115,154 and $180,715 as of June 30, 2014, 2013, 2012 and 2011 respectively	3,918,820	3,894,263	3,783,666	1,776,046
Derivative liability	152,253	489,341	241,731	51,130
Note payable	68,000	68,000	68,000	68,000
Total current liabilities	10,270,246	9,018,142	7,937,471	4,872,613

Convertible debt, net of debt discount of $54,367, $73,035, $32,344 and $341,963 as of June 30, 2014, 2013, 2012 and 2011 respectively	45,633	26,965	271,656	1,535,093

Total liabilities	10,315,879	9,045,107	8,209,127	6,407,706

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, no shares issued or outstanding	-	-	-	-
Common Stock, 100,000,000 authorized, 69,451,849, 67,366,986, 58,006,853 and 56,644,173 at June 30, 2014, 2013, 2012 and 2011, respectively	69,452	67,367	58,007	56,644
Additional paid-in capital	18,327,158	18,255,493	17,740,621	17,237,398
Less: receivable for stock	(50,000)	(50,000)	(50,000)	(50,000
Accumulated deficit	(27,711,676)	(26,948,993)	(25,367,416)	(22,922,428

Total stockholders' deficit	(9,365,066)	(8,676,133)	(7,618,788)	(5,678,386

Total liabilities and stockholders' deficit	$950,813	$368,974	$590,339	$729,320

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30,

	2014	2013	2012	2011

Revenues	$74,943	$53,049	$175,587	$326,572

Cost of revenues	12,899	6,779	279,693	312,413

Gross profit (loss)	62,044	46,270	(104,106)	14,159

Operating expenses:
Selling and general and administrative	511,020	558,772	891,409	2,323,957
Research and development	125,586	131,680	129,854	165,996

Total expenses	636,606	690,452	1,021,263	2,489,953

Loss from operations	(574,562)	(644,182)	(1,125,369)	(2,475,794)

Other income (expense)
Other income	720	761	191,366	-
Change in fair value of derivative	337,088	(247,610)	43,042	15,391
Interest expense	(525,929)	(690,546)	(1,554,027)	(1,325,382)

Total other income (expense)	(188,121)	(937,395)	(1,319,619)	(1,309,991)

Loss before income taxes	(762,683)	(1,581,577)	(2,444,988)	(3,785,785)

Provision for income taxes	-	-	-	-

Net loss	$(762,683)	$(1,581,577)	$(2,444,988)	$(3,785,785)

Weighted average number of common shares outstanding	68,179,340	60,867,349	57,209,067	45,300,225

Net loss per common share	$(0.01)	$(0.03)	$(0.04)	$(0.08)

Provision Holding, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Deficit

For the Years Ended June 30, 2014, 2013, 2012 and 2011

			Additional
	Common Stock		Paid-in	Receivable	Accumulated	Stockholders
	Shares	Amount	Capital	for Stock	Deficit	Deficit

Balance, June 30, 2010	39,097,845	$39,098	$14,992,205	$(50,000)	$(19,136,643)	$(4,155,340)

Issuance of common stock for:
Services	677,500	678	33,197			33,875
Debt	11,051,087	11,050	710,590			721,640
Fees	160,000	160	11,040			11,200
Non-cash compensation	4,922,027	4,922	272,846			277,768
Cash	450,000	450	24,550			25,000

Warrants issued for services			107,786			107,786
Loss on debt conversion			305,797			305,797
Forbearance			127,102			127,102
Debt discount			642,571			642,571
Debt settlement	285,714	286	9,714			10,000
Net loss					(3,785,785)	(3,785,785)
Balance, June 30, 2011	56,644,173	$56,644	$17,237,398	$(50,000)	$(22,922,428)	$(5,678,386)

Issuance of common stock for:
Services	75,000	75	2,175			2,250
Debt and accrued interest	271,241	271	11,729			12,000
Financing costs	445,000	445	12,905			13,350
Cash	571,439	572	9,828			10,400

Warrants issued for services			39,339			39,339
Debt discount			427,247			427,247
Net loss					(2,444,988)	(2,444,988)
Balance, June 30, 2012	58,006,853	$58,007	$17,740,621	$(50,000)	$(25,367,416)	$(7,618,788)

Issuance of common stock for:
Services	500,000	500	19,500			20,000
Debt and accrued interest	8,360,133	8,360	362,107			370,467
Financing costs	500,000	500	19,500			20,000

Debt discount			113,765			113,765
Net loss					(1,581,577)	(1,581,577)
Balance, June 30, 2013	67,366,986	$67,367	$18,255,493	$(50,000)	$(26,948,993)	$(8,676,133)

Issuance of common stock for:
Services	75,000	75	11,175			11,250
Debt and accrued interest	1,809,863	1,810	50,690			52,500
Cash	200,000	200	9,800			10,000

Net loss					(762,683)	(762,683)
Balance, June 30, 2014	69,451,849	$69,452	$18,327,158	$(50,000)	$(27,711,676)	$(9,365,066)

Provision Holding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2014, 2013, 2012 and 2011

	2014	2013	2012	2011
Cash Flows from Operating Activities
Net loss	$(762,683)	$(1,581,577)	$(2,444,988)	$(3,785,785)
Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash compensation	11,250	40,000	54,939	430,629
Depreciation expense	642	642	1,274	23,401
Debt Settlement		-	-	10,000
Amortization	2,496	2,496	2,496	2,496
Loss on disposal of fixed assets	-	-	-	218,743
Inventory reserve	(11,952)	(12,747)	33,159	51,040
Forbearance	-	-	-	127,102
Amortization of debt discount	43,225	163,671	815,588	710,940
Change in fair value of derivative	(337,088)	247,610	(43,042)	(15,391)
Non-cash expenses	-	-	220,485	333,726
Changes in operating assets and liabilities:
Other current assets	(3,444)	1,800	1,880	(2,630)
Inventory	11,952	12,747	(33,159)	147,764
Prepaid financing cost	122,870	122,393	128,759	119,513
Prepaid assets and other assets	-	2,106	119,815	38,783
Accounts payable and accrued liabilities	189,166	129,701	577,091	446,933
Payroll taxes, interest and penalties	86,410	94,333	(5,706)	301,854
Accrued interest	397,324	384,332	375,525	329,333
Unearned revenue	894,235	125,565	(68,273)	(18,167)
Net Cash provided by (used) in Operating Activities	644,403	(266,928)	(264,157)	(529,716)

Cash Flows from Investing Activities
Patents	-	-	(1,985)	-
Net Cash Used in Investing Activities	-	-	(1,985)	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable, net of debt issuance fees	50,000	175,000	369,000	356,500
Stock Issued for Cash	10,000	-	10,400	25,000
Net Cash provided by Financing Activities	60,000	175,000	379,400	381,500

Net increase (decrease) in Cash and Cash Equivalents	704,403	(91,928)	113,258	(148,216)
Cash and Cash Equivalents
At the Beginning of the Period	35,076	127,004	13,746	161,962
At the End of the Period	$ 739,479	$ 35,076	$ 127,004	$ 13,746

Provision Holding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2014, 2013, 2012 and 2011

Supplemental Disclosure of Cash Flow Information

	2014	2013	2012	2011

Interest Paid	$-	$150	$320	$1,106
Taxes Paid	$-	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities

	2014	2013	2012	2011

Issuance of 11,051,087 shares of common stock for debt conversion and accrued interest	$-	$-	$-	$721,640
Issuance of 271,241 shares of common stock for debt conversion and accrued interest conversion	$-	$-	$12,000	$-
Issuance of 8,360,133 shares of common stock for debt conversion and accrued interest conversion	$-	$370,467	$-	$-
Issuance of 1,809,863 shares of common stock for debt conversion	$52,500	$-	$-	$-
Beneficial conversion on convertible note	$-	$113,765	$427,247	$642,571
Note payable loan reclassified into convertible note	$-	$-	$-	$89,320
Note issued as expenses	$-	$-	$-	$50,000
Convertible notes issued against accounts payable	$-	$-	$-	$98,525
Initial derivative liability recorded for convertible debt	$-	$-	$233,643	$66,521

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

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

Provision’s proprietary and patented display technologies and software, and innovative solutions aim to attract consumer attention.  Currently the Company has contracts to place Provision’s products into Rite Aid stores, as well as signed agreements with advertising agents to sell ad space to Fortune 500 customers. Given the technology’s potential in the advertising market, the Company is focused on creating recurring revenue streams from the sale of advertising space on each unit.

 Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at June 30, 2014 of $27,711,676. The Company has incurred a loss of $762,683 in the year ended June 30, 2014 and has negative working capital of $9,524,323 as of June 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

Property and Equipment:

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Long-lived tangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized based on estimated fair values if the sum of expected future undiscounted cash flows of the related assets is less than their carrying values.

Intangibles

Intangibles represent primarily costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized in 2014, 2013, 2012 and 2011.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized in 2014, 2013, 2012 and 2011.

Revenue Recognition

The Company recognizes gross sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. It recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). Revenue from licensing, distribution and marketing agreements is recognized over the term of the contract.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete.

The Company recorded $1,028,000 in 2014, $133,765 in 2013, $8,200 in 2012 and $76,473 in 2011 as unearned revenue and $-0- in all years as related prepaid expenses for uncompleted customer projects.

Significant Customers

During the year ended June 30, 2014 the Company had six customers which accounted for more than 10% of the Company’s revenues (10%, 11%, 12%, 12%, 13% and 13%).

During the year ended June 30, 2013 the Company had three customers which accounted for more than 10% of the Company’s revenues (17%, 24% and 35%).

During the year ended June 30, 2012 the Company had three customers which accounted for more than 10% of the Company’s revenues (17%, 24% and 35%).

During the year ended June 30, 2011 the Company had two customers which accounted for more than 10% of the Company’s revenues (19% and 32%).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the years ended June 30, 2014, 2013, 2012 and 2011, the Company incurred $125,586, $131,680, $129,854 and $165,996, respectively for research and development expense which are included in the consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $4,767, $5,972, $7,256 and $40,863 in 2014, 2013, 2012 and 2011, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014, 2013, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

Fair Value of Financial Instruments

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – June 30, 2014	$3,964,453	$--	$--	$3,964,453
Convertible notes (net of discount) – June 30, 2013	$3,921,228	$--	$--	$3,921,228
Convertible notes (net of discount) – June 30, 2012	$4,055,322	$--	$--	$4,055,322
Convertible notes (net of discount) – June 30, 2011	$3,311,139	$--	$--	$3,311,139

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of June 30, 2014:

Balance at June 30, 2010	$3,159,657
Issuance of notes– net	544,345
Accretion of debt discount	23,662
Conversion of notes	(416,525)
Balance at June 30, 2011	$3,311,139
Issuance of notes– net	369,000
Accretion of debt discount	375,183
Conversion of notes	-
Balance at June 30, 2012	$4,055,322
Issuance of notes– net	175,000
Accretion of debt discount	49,906
Conversion of notes	(359,000)
Balance at June 30, 2013	$3,921,228
Issuance of notes– net	50,000
Accretion of debt discount	43,225
Conversion of notes	(50,000)
Balance June 30, 2014	$3,964,453

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of June 2014, 2013, 2012 and 2011.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

We have determined that certain convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible debentures have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period recorded in earnings as “Other income (expense) - gain (loss) on change in derivative liabilities.”

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – June 30, 2014	$152,253	$--	$--	$152,253
Derivative liability – June 30, 2013	$489,341	$--	$--	$489,341
Derivative liability – June 30, 2012	$241,731	$--	$--	$241,731
Derivative liability – June 30, 2011	$51,130	$--	$--	$51,130

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2010	$-
Initial measurement at issuance date of the notes	66,521
Change in derivative liability during the year ended June 30, 2011	(15,391)
Balance at June 30, 2011	$51,130
Initial measurement at issuance date of the notes	233,643
Change in derivative liability during the year ended June 30, 2012	(43,042)
Balance at June 30, 2012	$241,731
Initial measurement at issuance date of the notes	-
Change in derivative liability during the year ended June 30, 2013	247,610
Balance at June 30, 2013	$489,341
Initial measurement at issuance date of the notes	-
Change in derivative liability during the year ended June 30, 2014	(337,088)
Balance June 30, 2014	$152,253

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

Commitments and Contingencies:

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environment liability and tax matters. An accrual for a loss contingency is recognized when it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated.

At June 30, 2014, 2013, 2012 and 2011, loss for contingency payable was $592,312, $592,312, $592,312 and $592,312, respectively.

Accounting for Stock Option Based Compensation

The Company calculates compensation costs for all share-based awards to employees based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award).

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company records uncertain tax positions when they become evident. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2014, 2013, 2012 and 2011. The Company remains subject to examination by the Federal and State tax authorities since inception through June 30, 2014.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2014, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 38,000,000 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance for the years ended June 30, 2011 thru 2014 with no impact to the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, and the income statement line items impacted by the reclassifications. We adopted this standard effective January 1, 2013. Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of unrecognized tax benefits. The update requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements.  ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.  ASU 2014-09 will be effective for the Company in the first quarter of 2017.  Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718)." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This update will be applied prospectively and is effective for interim and annual periods beginning after December 15, 2015.

In August 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance applies prospectively to all entities, requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and disclose certain information when substantial doubt is raised. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company does not expect this guidance to impact its financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed financial position, results of operations or cash flows.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

NOTE 2 INVENTORY

Inventory consists of raw materials; work in process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	June 30, 2014	June 30, 2013	June 30, 2012	June 30, 2011

Raw materials	$91,983	$103,935	$116,682	$102,487
Work in process	88,247	88,247	88,247	79,553
Finished goods	10,270	10,270	10,270	-
	190,500	202,452	215,199	182,040

Less Inventory Reserve	(190,500)	(202,452)	(215,199)	(182,040)

Total	$-	$-	$-	$-

For the years ended June 30, 2014, 2013, 2012 and 2011, the Company recorded ($11,952), ($12,747), $33,159 and $51,040, respectively for inventory reserve which are included in the consolidated statements of operations.

NOTE 3 EQUIPMENT, net

Equipment consists of the following:

	June 30, 2014	June 30, 2013	June 30, 2012	June 30, 2011

Furniture and fixtures	$12,492	$12,492	$12,492	$12,492
Computer equipment	11,680	11,680	11,680	11,680
Equipment	4,493	4,493	4,493	4,493
Demo units	-	-	-	-
3DEO Kiosks	-	-	-	-
	28,665	28,665	28,665	28,665

Less accumulated depreciation	(28,558)	(27,916)	(27,274)	(26,000)

Total	$107	$749	$1,391	$2,665

During the year ended June 30, 2011, the company disposed fixed assets with a net book value of $218,743 and charged loss on disposal $218,743, to statement of operations.

The aggregate depreciation charge to operations was $642, $642, $1,274 and $23,401 for the years ended June 30, 2014, 2013, 2012 and 2011, respectively. The depreciation policies followed by the Company are described in Note 1.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

NOTE 4 INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	June 30, 2014	June 30, 2013	June 30, 2012	June 30, 2011

Patents in process	$164,494	$164,494	$164,494	$162,509
Patents issued	58,037	58,037	58,037	58,037
	222,531	222,531	222,531	220,546

Less accumulated amortization	(22,436)	(19,940)	(17,444)	(14,948)

Total	$200,095	$202,591	$205,087	$205,598

The company bought patents worth $1,985 during the year ended June 30, 2012.

The aggregate amortization expense charged to operations was $2,496 for each of the years ended June 30, 2014, 2013, 2012 and 2011. The amortization policies followed by the Company are described in Note 1.

NOTE 5 CONVERTIBLE DEBT

Convertible debt consists of the following:	June 30, 2014	June 30, 2013

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2010 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$3,268,820	$3,268,820
(Notes in default) Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due June 2012. (Notes in default)	750,000	750,000

Unamortized debt discount	(54,367)	(97,612)
	3,964,453	3,921,228
Less current portion	(3,918,820)	(3,894,263)

Convertible debt, net of current portion and debt discount	$45,633	$26,965

Convertible debt consists of the following:	June 30, 2012	June 30, 2011

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2010 and convertible into common stock at a rate of $0.06 to $1.00 per share. (Notes in default)	$3,452,820	$3,083,820
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due June 2012. (Notes in default)	750,000	750,000

Unamortized debt discount	(147,498)	(522,681)
	4,055,322	3,311,139
Less current portion	(3,783,666)	(1,776,046)

Convertible debt, net of current portion and debt discount	$271,656	$1,535,093

During 2011, $544,345 ($356,500 in cash, $98,525 for liabilities and $89,320 reclass from notes payable) of convertible debt was issued with 28,863,748 warrants which expire within five years of the date of issue, through June 2016, with exercise prices of $0.06 to $0.20 per share. The note is convertible at the option of the holder at a conversion price of $0.06 per share. The note pays interest at a rate of 8.0% per annum and is due 24 months from the date of issuance. Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes and will be amortized and charged to interest expense over the term of the notes using the effective interest rate method.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

Further, during 2011, the Company entered with few holders into modification of the loan conversion agreement terms as a result the additional debt discounts on modification of the respective notes were calculated.

During the year ended June 30, 2011, the Company determined and recognized the fair value of the beneficial conversion feature of $642,571as additional paid-in capital on the above mentioned new and modified convertible notes. The fair value of the debt discount was estimated using the Black-Scholes option pricing model with an expected life ranging from 24 to 36 months, a risk free interest rate ranging from .94% to 3.14%, a dividend yield of 0%, and an expected volatility of 100%.

The Company issued 11,051,087 shares of common stock in connection with conversion of a portion of a convertible notes amounts to $416,525 plus accrued interest during the year ended June 30, 2011.

During the year ended June 30, 2012, $369,000 of convertible debt was issued with 1,228,333 warrants which expire within five years of the date of issue, through September 2016, with exercise prices of $0.04 to $0.15 per share. . The note is convertible at the option of the holder at a conversion price of $0.04 to $0.06 per share. The note pays interest at a rate of 2% to 10% per annum and is due 24 months from the date of issuance. Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes and will be amortized and charged to interest expense over the term of the notes using the effective interest rate method.

.

Further, during 2012, the Company entered with few holders into modification of the loan conversion agreement terms as a result the additional debt discounts on modification of the respective notes were calculated.

During the year ended June 30, 2012, the Company determined and recognized the fair value of the beneficial conversion feature of $427,247 as additional paid-in capital on the above mentioned new and modified convertible notes. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life ranging from 24 to 36 months, a risk free interest rate ranging from .94% to 3.14%, a dividend yield of 0%, and an expected volatility of 100%.

The Company issued 271,241 shares of common stock in connection with conversion of a portion of a accrued interest on convertible notes amounts to $12,000 during the year ended June 30, 2012.

During the year ended June 30, 2013, $175,000 of convertible debt was issued with 958,333 warrants which expire within five years of the date of issue, through 2017, with exercise prices of $0.04 to $0.06 per share. . The note is convertible at the option of the holder at a conversion price of $0.03 to $0.04 per share. The note pays interest at a rate of 8% to 10% per annum and is due 24 months from the date of issuance. Under EITF 98-5 and 00-27 the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes and will be amortized and charged to interest expense over the term of the notes using the effective interest rate method.

During the year ended June 30, 2013, the Company determined and recognized the fair value of the beneficial conversion feature of $113,765 as additional paid-in capital on the above mentioned new convertible notes. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life ranging from 24 to 36 months, a risk free interest rate ranging from .94% to 3.14%, a dividend yield of 0%, and an expected volatility of 100%.

The Company issued 8,360,133 shares of common stock in connection with conversion of a portion of convertible notes amounts to $359,000 plus accrued interest during the year ended June 30, 2013.

During the year ended June 30, 2014, $50,000 of convertible debt was issued is due 24 months from the date of issuance.

The Company issued 1,809,863 shares of common stock in connection with conversion of a portion of convertible notes amounts to $50,000 plus accrued interest during the year ended June 30, 2014.

For the years June 30, 2014, 2013, 2012 and 2011, $43,225, $163,671, $815,588 and $710,940 was amortized of debt discount and shown as interest expense, respectively.

Accrued and unpaid interest for these convertible notes payable at June 30, 2014, 2013, 2012 and 2011 were $1,385,959, $1,072,016, $783,542 and $501,120, respectively and interest expenses to for the year ended June 30, 2014, 2013, 2012 and 2011 were $307,970, $278,439, $292,199 and $263,862, respectively.

Derivative Liability

On December 21, 2010, the Company entered into a Loan Agreement with an investor pursuant to which the Company sold and issued a convertible promissory note in the principal amount of for up to $60,000. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The Conversion Price is the 60% of the lowest trade in the 10 trading days previous to the conversion. The Note accrues interest at a rate of 8% per annum and matured on September 20, 2011.  The notes were not paid or converted and are now in default.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

The Company identified embedded derivatives related to the Convertible Note entered into on December 21, 2010.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Note, the Company determined a fair value of $66,521 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	185%
(3) risk-free interest rate of	2.9%,
(4) expected life of	0.75 years, and
(5) fair value of the Company’s common stock of	$0.07 per share.

The initial fair value of the embedded debt derivative of $66,521 was allocated as a debt discount up to $38,592 with the remainder $27,930 charged to current period operations as interest expenses.

On October 12, 2011, the Company secured $250,000 in the form of a convertible promissory note. The notes bear interest at the rate of 10% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature on September 28, 2013, and may be prepaid during the period in full, the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for these notes is calculated as the average of the 30 trading closing prices immediately preceding such conversion, discounted by 25%. As of date of filing, this loan is unpaid and in default.

Due to the variable conversion price associated with these convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.

The initial fair value of the embedded debt derivative of $233,643 was allocated as a debt discount $13,158 was determined using intrinsic value with the remainder ($220,485) charged to current period operations as interest expenses.The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	3%;
(2) dividend yield of	0%;
(3) volatility factor of	199%;
(4) an expected life of the conversion feature of	82 days, and
(5) estimated fair value of the company’s common stock of	$0.05 per share.

During the year ended June 30, 2014, 2013, 2012 and 2011, the Company recorded the loss (gain) in fair value of derivative ($337,088), $247,610, ($43,042) and $(15,391)-, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2010	$-
Initial measurement at issuance date of the notes	66,521
Change in derivative liability during the year ended June 30, 2011	(15,391)
Balance at June 30, 2011	$51,130
Initial measurement at issuance date of the notes	233,643
Change in derivative liability during the year ended June 30, 2012	(43,042)
Balance at June 30, 2012	$241,731
Initial measurement at issuance date of the notes	-
Change in derivative liability during the year ended June 30, 2013	247,610
Balance at June 30, 2013	$489,341
Initial measurement at issuance date of the notes	-
Change in derivative liability during the year ended June 30, 2014	(337,088)
Balance June 30, 2014	$152,253

NOTE 6 NOTES PAYABLE

At June 30, 2014, $68,000 of debt was outstanding with interest rates of 8% to 10%. At June 30, 2013, $68,000 of debt was outstanding with interest rates of 8% to 10%. At June 30, 2012, $68,000 of debt was outstanding with interest rates of 8% to 10%. At June 30, 2011, $68,000 of debt was outstanding with interest rates of 8% to 10%.

The Company recognized interest expense of $2,275, $5,897, $5,880 and $5,881 for the years ended June 30, 2011, 2012, 2013 and 2014 respectively,

Accrued and unpaid interest for these notes payable at June 30, 2011, 2012, 2013 and 2014 were $10,143, $16,040, $21,920 and $27,801, respectively

NOTE 7 COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $68,787, $79,976, $78,976 and $67,672 for the years ended June 30, 2014, 2013, 2012 and 2011, respectively.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $758,269, $671,859, $574,015 and $579,721 at June 30, 2014, 2013, 2012 and 2011, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

NOTE 8 EQUITY

Preferred Stock

As of date, there were none shares of preferred stock issued and outstanding.

In May 2010, the Company agreed to sell up to 500 shares of Series B Preferred Stock to Socius Capital Group, LLC at a purchase price of $10,000 per share, for an aggregate purchase price of up to $5,000,000. The Preferred Shares shall, with respect to dividend, rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock of the Company unless otherwise noted and junior to the Series A Preferred stock and all existing and future indebtedness of the Corporation. In addition, the Preferred Shares shall accrue dividends at a rate of 10% per annum, payable in Preferred Shares, shall not have voting rights except as required by applicable law, and may be redeemed at the Company’s option, commencing 4 years from the issuance date at a price per share of $10,000 per share plus accrued but unpaid dividends, or, at a price per share of 127% of the Series B Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, 118% of the Series B Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and 109% of the Series B Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial Issuance Date. At this time, no Preferred Shares have been purchased by the Investor and was terminated during the year ended June 30, 2011.

Common Stock

As of June 30, 2014, 2013, 2012 and 2011, there were 69,451,849, 67,366,986, 58,006,853 and 56,644,173 shares of common stock issued and outstanding, respectively.

During the year ended June 30, 2011, the Company issued 11,051,087 shares of common stock in payment of $721,640 of principal and accrued interest to a note holder. The underlying shares were valued at fair market value and as a result the loss on debt conversion amounts to $305,797 and forbearance expenses amounts to $127,102 additional expenses incurred

During the year ended June 30, 2011, the Company issued 677,500 shares and 11,051,087 shares of common stock in exchange for consulting amounts to $33,875 and other services amounts to $277,768 received, respectively.

During the year ended June 30, 2011, the Company issued 160,000 shares of common stock in payment of debt issuance fees. The underlying shares had a fair market value of $11,200.

During the year ended June 30, 2011, the Company issued 450,000 shares of common stock and received $25,000 in cash.

During the year ended June 30, 2011, the Company issued 285,714 shares of common stock in exchange for debt settlement amounts to $10,000.

During the year ended June 30, 2012, the Company issued 75,000 shares of common stock in exchange for consulting services amounts to $2,250 received.

During the year ended June 30, 2012, the Company issued 271,241 shares of common stock in payment of $12,000 accrued interest to a note holder.

During the year ended June 30, 2012, the Company issued 445,000 shares of common stock in payment of debt issuance fees. The underlying shares had a fair market value of $13,350.

During the year ended June 30, 2012, the Company issued 571,439 shares of common stock and received $10,400 in cash.

During the year ended June 30, 2013, the Company issued 500,000 shares of common stock in exchange for consulting services amounts to $20,000 received.

During the year ended June 30, 2013, the Company issued 8,360,133 shares of common stock in payment of $370,467 of principal and accrued interest to a note holder.

During the year ended June 30, 2013, the Company issued 500,000 shares of common stock in payment of debt issuance fees. The underlying shares had a fair market value of $20,000.

During the year ended June 30, 2014, the Company issued 75,000 shares of common stock in exchange for consulting services amounts to $11,250 received.

During the year ended June 30, 2014, the Company issued 1,809,863 shares of common stock in payment of $52,500 accrued interest to a note holder.

During the year ended June 30, 2014, the Company issued 200,000 shares of common stock and received $10,000 in cash.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

Warrants

Warrant activity during the years ended June 30, is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2010	25,336,344	$0.17	$4,230,725-
Granted	11,489,935	0.13	-
Exercised	-	-	-
Expired	(20,967,896)	0.13	-
Outstanding and exercisable at June 30,2011	15,858,383	$0.18	$336,781
Granted	2,478,333	0.16	-
Exercised	-	-	-
Expired	(426,782)	1.06	-
Outstanding and exercisable at June 30,2012	17,909,934	$0.15	$1,279,934
Granted	958,333	0.05	-
Exercised	-	-	-
Expired	(908,333)	0.19	-
Outstanding and exercisable at June 30,2013	17,959,934	$0.14	$1,144,684
Granted	-	-	-
Exercised	-	-	-
Expired	(3,236,666)	0.20	-
Outstanding and exercisable at June 30,2014	14,723,268	$0.13	$759,284

During the year ended June 30, 2011, the Company issued warrants to purchase 11,489,935 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $0.01 to $0.20 per share and expire within four years from the date of issue. The warrants expired during 2011 is 20,967,896. The total warrants outstanding as of June 30, 2011 were 15,858,383 with an exercise price ranging from $0.01 to $1.50 per share (weighted average exercise price of $0.18 per share at June 30, 2011).

During the year ended June 30, 2012, the Company issued warrants to purchase 2,478,333 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $0.04 to $0.25 per share and expire within four years from the date of issue. The warrants expired during 2012 is 426,782. The total warrants outstanding as of June 30, 2012 were 17,909,934 with an exercise price ranging from $0.01 to $0.75 per share (weighted average exercise price of $0.15 per share at June 30, 2012).

During the year ended June 30, 2013, the Company issued warrants to purchase 958,333 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $0.04 to $0.06 per share and expire within four years from the date of issue. The warrants expired during 2013 is 908,333. The total warrants outstanding as of June 30, 2013 were 17,959,934 with an exercise price ranging from $0.01 to $0.50 per share (weighted average exercise price of $0.14 per share at June 30, 2013).

During the year ended June 30, 2014, the Company issued no warrants.   The warrants expired during 2014 is 3,236,666. The total warrants outstanding as of June 30, 2014 were 14,723,268 with an exercise price ranging from $0.01 to $0.50 per share (weighted average exercise price of $0.13 per share at June 30, 2014).

The following table is a summary of the warrants calculation was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of  0.19% to 1.20%;

(2) dividend yield of 0%;

(3) volatility factor of 180% to 242%;

(4) an expected life of the conversion feature of  24 months to 60 months

(5) estimated fair value of the company’s common stock of $0.02 to $0.06 per share

Stock Option Plan

Stock option activity during the years ended June 30, is as follows:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2010	665,851	$1.40	$-
Granted	-	-	-
Exercised	-	-	-
Expired	(665,851)	(1.40)	-
Outstanding and exercisable at June 30,2011	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at June 30,2012	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at June 30,2013	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at June 30,2014	-	$-	$-

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).  As of June 30, 2014, 2013, 2012 and 2011, there were 3,334,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of June 30, 2014, 2013, 2012 and 2011, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock.  Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance.   The option exercise price is set by the Board at time of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

There were no new options granted and exercised during the years ended June 30, 2014, 2013, 2012 and 2011

The fair value of options exercised in fiscal years 2014, 2013, 2012 and 2011 was approximately $0 at each period.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014, 2013, 2012 AND 2011

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

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At June 30, 2014, 2013, 2012 and 2011, deferred income tax assets, which are fully reserved, were comprised primarily of the net operating loss carryforwards of approximately $19,700,000, $18,700,000, $17,600,000 and $16,200,000, respectively.

The Company is not able to predict if future taxable income will be more likely than not sufficient to utilize the operating loss carryforwards, As such, the Company does not believe the benefits is more likely than not to be realized and therefore a full valuation allowance for the deferred tax assets has been established.

The valuation allowance increased by $400,000, $440,000, $560,000 and $880,000 during the years ended June 30, 2014, 2013, 2012 and 2011, respectively, as a result of the increase in the net operating carryforwards.

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $19,700,000 as of June 30, 2014 that expire through 2034. Additionally, the ultimate utilization of net operating losses may be limited by change of control provision under section 382 of the Internal Revenue Code.

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

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 11 SUBSEQUENT EVENTS

BK Sems USA, Inc.  (the “Plaintiff”) filed an action against the Company in the Orange County Superior Court   in January , 2014, alleging a breach of contract in connection with supplying and serving a third party  obligation (the “Dispute”). The Company subsequently filed a counterclaim against the Plaintiff related to the Dispute. Subsequent to the date of the financial statements, the parties entered into a Settlement Agreement and Release, which, among other things, included a provision releasing both parties of all claims and counterclaims in the matter (the “Settlement”). Under the terms of the Settlement, the Company has agreed to pay the Plaintiff $260,000, which has been charged to operations and accrued as a liability in the accompanying financials statements as of June 30, 2014.

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011 (unaudited)	September 30, 2011 (unaudited)	June 30, 2011
Current Assets
Cash	$262,598	$362,206	$27,742	$13,746
Prepaid expense	42,919	69,253	95,587	121,921
Other current asset	15,010	6,992	6,510	6,680
Total Current Assets	320,527	438,451	129,839	142,347

Equipment, net of accumulated depreciation	1,709	2,028	2,347	2,665

Prepaid financing costs	287,140	326,589	346,520	378,710

Intangibles, net of accumulated amortization	205,711	206,335	204,974	205,598

Total Assets	$815,087	$973,403	$683,680	$729,320

Current Liabilities
Accounts payable and accrued expenses	$1,275,302	$1,024,391	$909,494	$821,710
Payroll taxes, interest and penalties	580,413	617,614	579,721	579,721
Accrued interest	1,175,580	1,080,414	987,210	907,221
Unearned revenue	73,695	73,695	81,855	76,473
Loss contingency payable	592,312	592,312	592,312	592,312
Current portion of convertible debt, net of debt discount of $264,925, $185,979, $304,600 and $180,715	3,617,895	3,611,841	3,381,220	1,776,046
Derivative liability	398,729	652,855	73,335	51,130
Notes payable	68,000	68,000	68,000	68,000
Total Current Liabilities	7,781,926	7,721,122	6,673,147	4,872,613

Convertible Debt, net of current portion and debt discount of $46,283, $121,920, $52,739 and $341,963	273,717	283,080	116,261	1,535,093

Total liabilities	$8,055,643	$8,004,202	$6,789,408	$6,407,706

Stockholders’ Deficit
Preferred stock, par value $0.001 par value, 4,000,000 shares authorized, no shares issued or outstanding
	-	-	-	-
Common stock, par value $0.001 per share (Authorized 4,000,000 shares, Issued and outstanding 57,435,414; 57,435,414; 56,836,049 and 56,644,173 shares)	57,435	57,435	56,836	56,644
Additional paid-in-capital	17,730,793	17,373,488	17,304,277	17,237,398
Less: receivable for stock	(50,000)	(50,000)	(50,000)	(50,000)
Accumulated deficit	(24,978,784)	(24,411,722)	(23,416,841)	(22,922,428)
Total Stockholders’ Deficit	(7,240,556)	(7,030,799)	(6,105,728)	(5,678,386)

Total Liabilities and Stockholders’ Deficit	$815,087	$973,403	$683,680	$729,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011

Revenues	$93,682	$7,725	$61,409

Cost of revenues	138,888	105,758	591
Gross profit (loss)	(45,206)	(98,033)	60,818

Expenses
General and administrative	247,814	63,070	193,799
Research and development	39,557	24,123	33,654
Total expenses	287,371	87,193	227,453

(Loss) from operations	(332,577)	(185,226)	(166,635)

Other Income (Expense)

Change in fair value of derivative	254,125	(345,876)	(22,205)
Interest expense	(488,610)	(463,779)	(305,573)
Total other income (expense)	(234,485)	(809,655)	(327,778)

(Loss) before income taxes	(567,062)	(994,881)	(494,413)

Income tax expense	-	-	-
Net (Loss)	$(567,062)	$(994,881)	$(494,413)

Net (Loss) per common share
Basic and diluted	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	57,435,414	56,907,712	56,706,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31, 2012	Six Months Ended December 31, 2011	Three Months Ended September 30, 2011

Revenues	$162,816	$69,134	$61,409

Cost of revenues	245,237	106,349	591
Gross profit (loss)	(82,421)	(37,215)	60,818

Expenses
General and administrative	504,683	256,869	193,799
Research and development	97,334	57,777	33,654
Total expenses	602,017	314,646	227,453

(Loss) from operations	(684,438)	(351,861)	(166,635)

Other Income (Expense)

Change in fair value of derivative	(113,956)	(368,081)	(22,205)
Interest expense	(1,257,962)	(769,352)	(305,573)
Total other income (expense)	(1,371,918)	(1,137,433)	(327,778)

(Loss) before income taxes	(2,056,356)	(1,489,294)	(494,413)

Income tax expense	-	-	-
Net (Loss)	$(2,056,356)	$(1,489,294)	$(494,413)

Net (Loss) per common share
Basic and diluted	$(0.04)	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	57,015,100	56,807,227	56,706,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Provision Holding, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders' Deficit

(unaudited)

	Common Stock		Additional Paid-in	Receivable	Accumulated	Total Stockholders’
	Shares	Amount	Capital	for Stock	Deficit	Deficit

Balance, June 30, 2011	56,644,173	$56,644	$17,237,398	$(50,000)	$(22,922,428)	$(5,678,386)

Issuance of Common Stock for Debt and Accrued Interest Conversion	191,876	192	9,308		-	9,500

Debt discount	-	-	18,232		-	18,232

Issuance of Warrants for Services	-	-	39,339		-	39,339

Net (loss) for the three months ended September 30, 2011					(494,413)	(494,413)
Balance September 30, 2011	56,836,049	56,836	17,304,277	(50,000)	(23,416,841)	(6,105,728)

Issuance of Common Stock for Debt and Accrued Interest Conversion	79,365	79	2,421		-	2,500

Issuance of Common Stock for Services	75,000	75	2,175		-	2,250

Issuance of Common Stock for Financing Costs	445,000	445	12,905		-	13,350

Debt discount	-	-	51,710		-	51,710

Net (loss) for the three months ended December 31, 2011					(994,881)	(994,881)
Balance, December 31, 2011	57,435,414	$57,435	$17,373,488	$(50,000)	$(24,411,722)	$(7,030,799)

Debt discount	-	-	357,305		-	357,305

Net (loss) for the three months ended March 31, 2012					(567,062)	(567,062)
Balance, March 31, 2012	57,435,414	$57,435	$17,730,793	$(50,000)	$(24,978,784)	$(7,240,556)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Provision Holding, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended	Six Months Ended	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,056,356)	$(1,489,294)	$(494,413)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Non-cash compensation	54,939	54,939	39,339
Depreciation expense	956	637	318
Amortization	1,872	1,248	624
Amortization of debt discount	651,878	297,882	183,574
Change in fair value of derivative	113,956	368,081	22,205
Non-cash interest	220,485	220,485	-
Changes in operating assets and liabilities:
Other current assets	(8,330)	(312)	170

Prepaid financing costs	91,570	52,121	32,190
Prepaid assets	79,002	52,668	26,334
Accounts payable and accrued liabilities	453,592	202,682	87,784
Payroll taxes, interest and penalties	692	37,893	-
Accrued interest	280,359	185,193	89,489
Unearned revenue	(2,778)	(2,778)	5,382
NET CASH (USED) BY OPERATING ACTIVITIES	(118,163)	(18,555)	(7,004)

CASH FLOWS FROM INVESTING ACTIVITIES:

Patents	(1,985)	(1,985)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(1,985)	(1,985)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	369,000	369,000	21,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	369,000	369,000	21,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	248,852	348,460	13,996

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	13,746	13,746	13,746

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$262,598	$362,206	$27,742

Provision Holding, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended	Six Months Ended	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$320	$320	$320
Taxes paid	$-	$-	$-

Issuance of 191,876 shares of common stock for debt conversion	$9,500	$9,500	$9,500

Issuance of 79,365 shares of common stock for debt conversion	$2,500	$2,500	$-

Beneficial conversion on convertible note	$427,247	$69,942	$18,232

Initial derivative liability recorded for convertible debt	$233,643	$233,643	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012, DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

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

Provision’s proprietary and patented display technologies and software, and innovative solutions aim to attract consumer attention.  Currently the Company has contracts to place Provision’s products into Rite Aid stores, as well as signed agreements with advertising agents to sell ad space to Fortune 500 customers. Given the technology’s potential in the advertising market, the Company is focused on creating recurring revenue streams from the sale of advertising space on each unit.

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $2,000,000 in the nine months ended March 31, 2012 and has negative working capital of approximately $7,500,000 as of March 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Principles of Consolidation and Reporting

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial reporting and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include Holdings and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations. Therefore, these interim unaudited condensed financial statements should be read in conjunction with the Company’s June 30, 2011 audited consolidated financial statements and related notes.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results of operations, financial position and cash flows have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The June 30, 2011 condensed consolidated balance sheet data was derived from the June 30, 2011 audited financial statements, but does not include all disclosures required by US GAAP.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012, DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012, DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2012, December 31, 2011 and September 30, 2011.

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2012. The Company remains subject to examination by the Federal and State tax authorities.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012, DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance for the periods ending March 31, 2012, December 31, 2011 and September 30, 2011 with no impact to the consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

NOTE 2 EQUITY

Preferred Stock

As of date, there were none shares of preferred stock issued and outstanding.

Common Stock

During August 2011, the Company issued 191,876 shares of common stock in payment of $9,500 accrued interest to a note holder. The underlying shares had a fair market value of $9,500.

During December 2011, the Company issued 79,365 shares of common stock in payment of $2,500 accrued interest to a note holder. The underlying shares had a fair market value of $2,500.

During December 2011, the Company issued 75,000 shares of common stock in exchange for consulting services received. The underlying shares had a fair market value of $2,250.

During December 2011, the Company issued 70,000 shares of common stock in payment of debt issuance fees. The underlying shares had a fair market value of $2,100.

During December 2011, the Company issued 375,000 shares of common stock in payment of debt issuance fees. The underlying shares had a fair market value of $11,250.

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012 (unaudited)	September 30, 2012 (unaudited)	June 30, 2012

Current Assets
Cash	$38,732	$15,061	$28,024	$127,004

Prepaid expense	-	-	-	2,106
Other current asset	3,650	10,455	10,455	4,800
Total Current Assets	42,382	25,516	38,479	133,910

Equipment, net of accumulated depreciation	909	1,070	1,230	1,391

Prepaid financing costs	156,887	187,327	218,056	249,951

Intangibles, net of accumulated amortization	203,215	203,839	204,463	205,087

Total Assets	$403,393	$417,752	$462,228	$590,339

Current Liabilities
Accounts payable and accrued expenses	$1,436,410	$1,338,758	$1,455,596	$1,398,801
Payroll taxes, interest and penalties	675,528	677,702	569,110	574,015
Accrued interest	1,542,563	1,463,168	1,366,957	1,270,746
Unearned revenue	128,000	144,000	-	8,200
Loss contingency payable	592,312	592,312	592,312	592,312
Current portion of convertible debt, net of debt discount of $50,885, $25,628, $35,535 and $115,154	3,957,935	4,152,192	4,092,285	3,783,666
Derivative liability	201,626	333,842	582,973	241,731
Notes payable	68,000	68,000	68,000	68,000
Total Current Liabilities	8,602,374	8,769,974	8,727,233	7,937,471

Convertible Debt, net of current portion and debt discount of $0, $0, $18,357 and $32,344	-	-	31,643	271,546

Total liabilities	8,602,374	8,769,974	8,758,876	8,209,127

Stockholders’ Deficit
Preferred stock, par value $0.001 par value, 4,000,000 shares authorized, no shares issued or outstanding
	-	-	-	-
Common stock, par value $0.001 per share (Authorized 4,000,000 shares, Issued and outstanding 63,332,075; 58,801,668; 58,801,668; and 58,006,853 shares)	63,332	58,802	58,802	58,007
Additional paid-in-capital	18,058,367	17,764,827	17,764,827	17,740,621
Less: receivable for stock	(50,000)	(50,000)	(50,000)	(50,000)
Accumulated deficit	(26,270,680)	(26,125,851)	(26,070,277)	(25,367,416)
Total Stockholders’ Deficit	(8,198,981)	(8,352,222)	(8,296,648)	(7,618,788)

Total Liabilities and Stockholders’ Deficit	$403,393	$417,752	$462,228	$590,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended December 31, 2012	Three Months Ended September 30, 2012

Revenues	$27,400	$-	$24,185

Cost of revenues	3,337	175	1,525
Gross profit (loss)	24,063	(175)	22,660

Expenses
General and administrative	128,807	114,479	128,763
Research and development	33,654	34,846	33,654
Total expenses	162,461	149,325	162,417

(Loss) from operations	(138,398)	(149,500)	(139,757)

Other Income (Expense)

Change in fair value of derivative	132,217	249,131	(341,243)
Interest expense	(138,648)	(155,205)	(221,861)
Total other income (expense)	(6,431)	93,926	(563,104)

(Loss) before income taxes	(144,829)	(55,574)	(702,861)

Income tax expense	-	-	-
Net (Loss)	$(144,829)	$(55,574)	$(702,861)

Net (Loss) per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	60,476,673	58,801,668	58,516,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended March 31, 2013	Six Months Ended December 31, 2012	Three Months Ended September 30, 2012

Revenues	$51,585	$24,185	$24,185

Cost of revenues	5,037	1,700	1,525
Gross profit	46,548	22,485	22,660

Expenses
General and administrative	372,049	243,242	128,763
Research and development	102,154	68,500	33,654
Total expenses	474,203	311,742	162,417

(Loss) from operations	(427,655)	(289,257)	(139,757)

Other Income (Expense)

Change in fair value of derivative	40,105	(92,112)	(341,243)
Interest expense	(515,714)	(377,066)	(221,861)
Total other income (expense)	(475,609)	(469,178)	(563,104)

(Loss) before income taxes	(903,264)	(758,435)	(702,861)

Income tax expense	-	-	-
Net (Loss)	$(903,264)	$(758,435)	$(702,861)

Net (Loss) per common share
Basic and diluted	$(0.02)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	59,256,126	58,659,120	58,516,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Provision Holding, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

	Common Stock		Additional Paid-in	Receivable	Accumulated	Total Stockholders’
	Shares	Amount	Capital	for Stock	Deficit	Deficit

Balance, June 30, 2012	58,006,853	$58,007	$17,740,621	$(50,000)	$(25,367,416)	$(7,618,788)

Issuance of Common Stock for Debt and Accrued Interest Conversion	794,815	795	24,205		-	25,000

Net (loss) for the three months ended September 30, 2012					(702,861)	(702,861)
Balance September 30, 2012	58,801,668	58,802	17,764,827	(50,000)	(26,070,277)	(8,296,648)

Net (loss) for the three months ended December 31, 2012					(55,574)	(55,574)
Balance, December 31, 2012	58,801,668	58,802	17,764,827	(50,000)	$(26,125,851)	$(8,352,223)

Issuance of Common Stock for Debt and Accrued Interest Conversion	4,530,407	4,530	254,446		-	258,978

Debt discount	-	-	39,093		-	39,093

Net (loss) for the three months ended March 31, 2013					(144,829)	(144,829)
Balance, March 31, 2013	63,332,075	$63,332	$18,058,367	$(50,000)	$(26,270,680)	$(8,198,981)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Provision Holding, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended	Six Months Ended	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(903,264)	$(758,435)	$(702,861)
Adjustments to reconcile net (loss) to net cash (used) by operating activities

Depreciation expense	482	321	161
Amortization	1,872	1,248	624
Amortization of debt discount	135,706	121,870	93,606
Change in fair value of derivative	(40,105)	92,112	341,243
Changes in operating assets and liabilities:
Other current assets	1,150	(5,655)	(5,655)

Prepaid financing costs	93,064	62,624	31,895
Prepaid assets	2,106	2,106	2,106

Accounts payable and accrued liabilities	70,427	(28,051)	56,570
Payroll taxes, interest and penalties	68,695	71,695	(4,680)
Accrued interest	286,795	192,422	96,211
Unearned revenue	119,800	135,800	(8,200)
NET CASH (USED) BY OPERATING ACTIVITIES	(163,272)	(111,943)	(98,980)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH (USED) BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	75,000	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,000	-	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,272)	(111,943)	(98,980)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	127,004	127,004	127,004

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$38,732	$15,061	$28,024

	Nine Months Ended	Six Months Ended		Three Months Ended
	March 31, 2013	December 31, 2012		September 30, 2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$150	$150		$150
Taxes paid	$-	$-		$-

Issuance of 794,815 shares of common stock for debt conversion and accrued interest conversion	$25,000	$25,000		$25,000

Issuance of 4,530,907 shares of common stock for debt conversion and accrued interest conversion	$258,978	$-	$

Beneficial conversion on convertible note	$39,093	$-	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2013, DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

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

Provision’s proprietary and patented display technologies and software, and innovative solutions aim to attract consumer attention.  Currently the Company has contracts to place Provision’s products into Rite Aid stores, as well as signed agreements with advertising agents to sell ad space to Fortune 500 customers. Given the technology’s potential in the advertising market, the Company is focused on creating recurring revenue streams from the sale of advertising space on each unit.

 Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $900,000 in the nine months ended March 31, 2013 and has negative working capital of approximately $8,600,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Principles of Consolidation and Reporting

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial reporting and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include Holdings and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations. Therefore, these interim unaudited condensed financial statements should be read in conjunction with the Company’s June 30, 2012 audited consolidated financial statements and related notes.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results of operations, financial position and cash flows have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The June 30, 2012 condensed consolidated balance sheet data was derived from the June 30, 2012 audited financial statements, but does not include all disclosures required by US GAAP.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2013, DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2013, DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as a component of Costs of Revenues in the Statement of Operations.

Advertising Costs

Advertising costs are expensed as incurred.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2013, December 31, 2012 and September 30, 2012.

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2013. The Company remains subject to examination by the Federal and State tax authorities.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2013, DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, and the income statement line items impacted by the reclassifications. We adopted this standard effective January 1, 2013. Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of unrecognized tax benefits. The update requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

NOTE 2 EQUITY

Preferred Stock As of date, there were none shares of preferred stock issued and outstanding.

Common Stock

During August 2012, the Company issued 794,815 shares of common stock in payment of $25,000 of principal to a note holder. The underlying shares had a fair market value of $25,000.

During quarter ended March 2013, the Company issued 4,530,907 shares of common stock in payment of $258,978 of principal plus accrued interest to a note holder.

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013 (unaudited)	September 30, 2013 (unaudited)	June 30, 2013

Current Assets
Cash	$2,455	$2,798	$748	$35,076

Other current asset	3,000	3,000	3,000	3,000
Total Current Assets	5,455	5,798	3,748	38,076

Equipment, net of accumulated depreciation	485	518	678	749

Prepaid financing costs	35,127	65,567	96,007	127,558

Intangibles, net of accumulated amortization	200,719	201,343	201,967	202,591

Total Assets	$241,786	$273,226	$302,400	$368,974

Current Liabilities
Accounts payable and accrued expenses	$1,633,366	$1,634,523	$1,619,824	$1,528,502
Payroll taxes, interest and penalties	734,196	728,071	668,197	671,859
Accrued interest	1,935,844	1,840,147	1,740,184	1,640,100
Unearned revenue	138,000	136,940	128,000	133,765
Loss contingency payable	592,312	592,312	592,312	592,312
Current portion of convertible debt, net of debt discount of $0, $0, $2,775 and $24,577	3,918,820	3,958,820	3,916,045	3,894,263
Derivative liability	183,083	254,716	227,317	489,341
Notes payable	68,000	68,000	68,000	68,000
Total Current Liabilities	9,203,621	9,213,529	8,959,879	9,018,142

Convertible Debt, net of current portion and debt discount of $59,022, $63,625, $68,330 and $73,035	40,978	36,375	31,670	26,965

Total liabilities	9,244,599	9,249,904	8,991,549	9,045,107

Stockholders’ Deficit
Preferred stock, par value $0.001 par value, 4,000,000 shares authorized, no shares issued or outstanding
	-	-	-	-
Common stock, par value $0.001 per share (Authorized 4,000,000 shares, Issued and outstanding 69,451,849; 67,641,986; 67,641,986 and 67,366,986 shares)	69,452	67,642	67,642	67,367
Additional paid-in-capital	18,327,158	18,276,468	18,276,468	18,255,493
Less: receivable for stock	(50,000)	(50,000)	(50,000)	(50,000)
Accumulated deficit	(27,349,423)	(27,270,788)	(26,983,259)	(26,948,993)
Total Stockholders’ Deficit	(9,002,813)	(8,976,678)	(8,689,149)	(8,676,133)

Total Liabilities and Stockholders’ Deficit	$241,786	$273,226	$302,400	$368,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended December 31, 2013	Three Months Ended September 30, 2013

Revenues	$12,950	$14,050	$33,210

Cost of revenues	320	2,665	1,600
Gross profit	12,630	11,385	31,610

Expenses
General and administrative	24,849	104,786	136,125
Research and development	4,808	28,846	33,654
Total expenses	29,657	133,632	169,779

(Loss) from operations	(17,027)	(122,247)	(138,169)

Other Income (Expense)

Change in the fair value of derivative	71,633	(27,399)	262,024
Interest expense	(133,241)	(137,883)	(158,121)
Total other income (expense)	(61,608)	(165,282)	103,903

(Loss) before income taxes	(78,635)	(287,529)	(34,266)

Income tax expense	-	-	-
Net (Loss)	$(78,635)	$(287,529)	$(34,266)

Net (Loss) per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	68,124,306	67,641,986	67,511,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31, 2014	Six Months Ended December 31, 2013	Three Months Ended September 30, 2013

Revenues	$60,210	$47,260	$33,210

Cost of revenues	4,585	4,265	1,600
Gross profit	55,625	42,995	31,610

Expenses
General and administrative	265,760	240,911	136,125
Research and development	67,308	62,500	33,654
Total expenses	333,068	303,411	169,779

(Loss) from operations	(277,443)	(260,416)	(138,169)

Other Income (Expense)

Change in fair value of derivative	306,258	234,625	262,024
Interest expense	(429,245)	(296,004)	(158,121)
Total other income (expense)	(122,987)	(61,379)	103,903

(Loss) before income taxes	(400,430)	(321,795)	(34,266)

Income tax expense	-	-	-
Net (Loss)	$(400,430)	$(321,795)	$(34,266)

Net (Loss) per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	67,756,719	67,576,769	67,511,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Provision Holding, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders' Equity

(unaudited)

	Common Stock		Additional Paid-in	Receivable	Accumulated	Total Stockholders’
	Shares	Amount	Capital	for Stock	Deficit	Deficit

Balance, June 30, 2013	67,366,986	$67,367	$18,255,493	$(50,000)	$(26,948,993)	$(8,676,133)

Issuance of Common Stock for Services	75,000	75	11,175		-	11,250

Issuance of Common Stock for Cash	200,000	200	9,800		-	10,000

Net (loss) for the three months ended September 30, 2013					(34,266)	(34,266)
Balance September 30, 2013	67,641,986	67,642	18,276,468	(50,000)	(26,983,259)	(8,689,149)

Net (loss) for the three months ended December 31, 2013					(287,529)	(287,529)
Balance, December 31, 2013	67,641,986	67,642	18,276,468	(50,000)	(27,270,788)	(8,976,678)

Issuance of Common Stock for Debt and Accrued Interest Conversion	1,809,863	1,810	50,690		-	52,500

Net (loss) for the three months ended March 31, 2014					(78,635)	(78,635)
Balance, March 31, 2014	69,451,849	$69,452	$18,327,158	$(50,000)	$(27,349,423)	$(9,002,813)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Provision Holding, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended	Six Months Ended	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(400,430)	$(321,795)	$(34,266)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Non-cash compensation	11,250	11,250	11,250
Depreciation expense	264	231	71
Amortization	1,872	1,248	624
Amortization of debt discount	38,570	33,967	26,487
Change in fair value of derivative	(306,258)	(234,625)	(262,024)
Changes in operating assets and liabilities:

Prepaid financing costs	92,431	61,991	31,551

Accounts payable and accrued liabilities	41,815	41,815	10,549
Payroll taxes, interest and penalties	125,386	120,418	77,111
Accrued interest	298,244	200,047	100,084
Unearned revenue	4,235	3,175	(5,765)
NET CASH (USED) BY OPERATING ACTIVITIES	(92,621)	(82,778)	(44,328)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH (USED) BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	50,000	40,000	-
Stock Issued	10,000	10,000	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,000	50,000	10,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,621)	(32,278)	(34,328)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	35,076	35,076	35,076

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,455	$2,798	$748

Provision Holding, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended	Six Months Ended	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Issuance of 1,809,863 shares of common stock for debt conversion	$52,500	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2014, DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

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

Provision’s proprietary and patented display technologies and software, and innovative solutions aim to attract consumer attention. Currently the Company has contracts to place Provision’s products into Rite Aid stores, as well as signed agreements with advertising agents to sell ad space to Fortune 500 customers. Given the technology’s potential in the advertising market, the Company is focused on creating recurring revenue streams from the sale of advertising space on each unit.

 Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $400,000 in the nine months ended March 31, 2014 and has negative working capital of approximately $9,200,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Principles of Consolidation and Reporting

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial reporting and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include Holdings and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations. Therefore, these interim unaudited condensed financial statements should be read in conjunction with the Company’s June 30, 2013 audited consolidated financial statements and related notes.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results of operations, financial position and cash flows have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The June 30, 2013 condensed consolidated balance sheet data was derived from the June 30, 2013 audited financial statements, but does not include all disclosures required by US GAAP.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2014, DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2014, DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as a component of Costs of Revenues in the Statement of Operations.

Advertising Costs

Advertising costs are expensed as incurred.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2014, December 31, 2013 and September 30, 2013.

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2014. The Company remains subject to examination by the Federal and State tax authorities.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2014, DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

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

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of unrecognized tax benefits. The update requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements.  ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.  ASU 2014-09 will be effective for the Company in the first quarter of 2017.  Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718)." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This update will be applied prospectively and is effective for interim and annual periods beginning after December 15, 2015.

In August 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance applies prospectively to all entities, requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and disclose certain information when substantial doubt is raised. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company does not expect this guidance to impact its financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

NOTE 2 EQUITY

Preferred Stock

As of date, there were none shares of preferred stock issued and outstanding.

Common Stock

During July 2013, the Company issued 50,000 shares of common stock for services rendered. The underlying shares had a fair market value of $7,500.

During July 2013, the Company issued 25,000 shares of common stock for services rendered. The underlying shares had a fair market value of $3,750.

During August 2013, the Company issued 200,000 in exchange for $10,000 of cash.

During March 2014, the Company issued 1,756,444 shares of common stock in payment of $50,000 of principal to a note holder. The underlying shares had a fair market value of $50,000.

During March 2014, the Company issued 53,419 shares of common stock in payment of $2,500 of accrued interest to a note holder. The underlying shares had a fair market value of $2,500.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVISION HOLDING, INC.

Dated: May 1, 2015	By	/s/ Curt Thornton
Name: Curt Thornton
Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on May 1, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Curt Thornton	Chief Executive Officer and President
Curt Thornton	Chairman of the Board and Director

/s/ Robert Ostrander	Vice President, Sales, Business Development,
Robert Ostrander	Secretary and Director

/s/ Jon Corfino	Director
Jon Corfino

21