Form 10-Q
period 2014-09-30
Provision Holding, Inc.
filed 2015-05-21
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File No. 333-127347

PROVISION HOLDING, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-0754724
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9253 Eton Avenue, Chatsworth, California

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (818) 775-1624

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 73,951,096 shares of the Registrant’s $0.01 par value common stock outstanding as of May 5, 2015.

PART I — FINANCIAL INFORMATION

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 Unaudited	June 30, 2014
CURRENT ASSETS

Cash	$556,766	$739,479
Accounts receivable	924	3,444
Accounts receivable, related party	41,513	-
Inventory, net	8,087	-
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	610,290	745,923

EQUIPMENT, net of accumulated depreciation	-	107
PREPAID FINANCING COSTS	3,125	4,688
INTANGIBLES, net of accumulated amortization	199,471	200,095

TOTAL ASSETS	$812,886	$950,813
CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,800,473	$1,717,668
Payroll taxes, interest and penalties	707,067	758,269
Accrued interest	2,107,486	2,034,924
Unearned revenue	1,028,000	1,028,000
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount of $-0- and $-0-	3,873,820	3,918,820
Derivative liability	129,416	152,253
Notes payable	108,000	68,000

TOTAL CURRENT LIABILITIES	10,346,574	10,270,246

CONVERTIBLE DEBT, net of current portion and debt discount of $49,662 and $54,367	50,338	45,633

TOTAL LIABILITIES	10,396,912	10,315,879

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding –71,020,504 and 69,451,849, respectively	71,020	69,452
Additional paid-in capital	18,428,307	18,327,158
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(28,033,353)	(27,711,676)

TOTAL STOCKHOLDERS’ DEFICIT	(9,584,026)	(9,365,066)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$812,886	$950,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	September,
	2014	2013

REVENUES
Advertising revenues	$8,135	$33,210
Service related revenues, related party	41,513	-
	49,648	33,210

COST OF REVENUES	24,843	1,600

GROSS PROFIT (LOSS)	24,805	31,610

EXPENSES
General and administrative	249,179	136,125
Research and development	33,142	33,654

TOTAL EXPENSES	282,321	169,779

(LOSS) FROM OPERATIONS	(257,516)	(138,169)

OTHER INCOME (EXPENSE)
Change in the fair value of derivative	22,837	262,024
Interest expense	(86,998)	(158,121)

TOTAL OTHER INCOME (EXPENSE)	(64,161)	103,903

(LOSS) BEFORE INCOME TAXES	(321,677)	(34,266)

Income tax expense	-	-

NET (LOSS)	$(321,677)	$(34,266)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	69,537,102	67,511,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

	Common Stock		Additional Paid-in	Receivable	Accumulated	Total Stockholders’
	Shares	Amount	Capital	for Stock	Deficit	Deficit

Balance, June 30, 2014	69,451,849	69,452	18,327,158	(50,000)	(27,711,676)	$(9,365,066)

Issuance of Common Stock	1,538,462	1,538	98,462	-	-	100,000

Issuance of Common Stock for Debt and Accrued Interest Conversion	30,193	30	2,687	-	-	2,717

Net (loss) for the three months
Ended September 30, 2014	-	-	-		(321,677)	(321,677)

Balance, September 30, 2014	71,020,504	71,020	18,428,307	(50,000)	(28,033,353)	$(9,584,026)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended September,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(321,677)	$(34,266)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash compensation	-	11,250
Depreciation expense	107	71
Amortization	624	624
Amortization of debt discount	4,705	26,487
Change in the fair value of derivative	(22,837)	(262,024)
Non-cash expenses	217	-
Changes in operating assets and liabilities:
Accounts receivable	(38,993)	-
Inventory	(8,087)	-
Prepaid financing costs	1,563	31,551
Accounts payable and accrued liabilities	82,805	10,549
Payroll taxes, interest and penalties	(51,202)	77,111
Accrued interest	75,062	100,084
Unearned revenue	-	(5,765)
NET CASH (USED) BY OPERATING ACTIVITIES	(277,713)	(44,328)
CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH (USED) BY INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(5,000)	-
Stock Issued	100,000	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	95,000	10,000
NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(182,713)	(34,328)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	739,479	35,076
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$556,766	$748
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of 30,193 shares of common stock for debt and accrued interest conversion	$2,717	$-

Re-class convertible notes into notes payable	$40,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

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

Provision’s proprietary and patented display technologies and software, and innovative solutions aim to attract consumer attention.  Currently the Company has multiple contracts to place Provision’s products into large retail stores, as well as signed agreements with advertising agents to sell ad space to Fortune 500 customers. Given the technology’s potential in the advertising market, the Company is focused on creating recurring revenue streams from the sale of advertising space on each unit.

 Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at September 30, 2014 of $28,033,353. The Company has incurred a loss of $321,677 in the three months ended September 30, 2014 and has negative working capital of $9,736,284 as of September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Basis of presentation

The condensed consolidated balance sheet presented as of June 30, 2014 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed with the SEC on May1, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended September 30, 2014 are not necessarily indicative of the results for the year ending June 30, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

Principles of Consolidation and Reporting

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the three months ended September 30, 2014 and 2013.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the three months ended September 30, 2014 and 2013.

Revenue Recognition

The Company recognizes gross sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. It recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). Revenue from licensing, distribution and marketing agreements is recognized over the term of the contract. Revenue from the sale of hardware is recognized when the product is complete and the buyer has accepted delivery.

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

As of September 30, 2014 and June 30, 2014, the unearned revenue was $1,028,000 and $1,028,000, respectively and $-0- as related prepaid expenses for these uncompleted customer projects.

Significant Customers

During the three months ended September 30, 2014 the Company had one customer which accounted for more than 10% of the Company’s revenues (82%).

During the three months ended September 30, 2013 the Company had four customers which accounted for more than 10% of the Company’s revenues (35%, 35%, 19% and 11%).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended September 30, 2014 and 2013, the Company incurred $33,142 and $33,654, respectively for research and development expense which are included in the condensed consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $-0- and $-0- during the three months ended September 30, 2014 and 2013, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

Fair Value of Financial Instruments

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

		Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) – September 30, 2014	$3,924,158	$--	$--	$3,924,158
Convertible notes (net of discount) – June 30, 2014	$3,964,453	$--	$--	$3,964,453

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of September 30, 2014:

Balance at June 30, 2014	$3,964,453
Issuance of notes– net	-
Accretion of debt discount	4,705
Re-class to notes payable	(40,000)
Payments on notes	(5,000)
Balance September 30, 2014	$3,924,158

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of September 30, 2014 and June 30, 2014.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

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

		Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3
Derivative liability – September 30, 2014	$129,416	$--	$--	$129,416
Derivative liability – June 30, 2014	$152,253	$--	$--	$152,253

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the three months ended September 30, 2014	(22,837)
Balance September 30, 2014	$129,416

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

At September 30, 2014 and June 30, 2014, loss for contingency payable was $592,312 and $592,312, respectively.

Accounting for Stock Option Based Compensation

The Company calculates compensation costs for all share-based awards to employees based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award).

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the condensed consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2014. The Company remains subject to examination by the Federal and State tax authorities since inception through September 30, 2014.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2014, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 35,000,000 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive

Recent Accounting Pronouncements

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

The carrying value of inventory consisted of the following:

	September 30, 2014	June 30, 2014

Raw materials	$100,070	$91,983
Work in process	88,247	88,247
Finished goods	10,270	10,270
	198,587	190,500
Less Inventory Reserve	(190,500)	(190,500)

Total	$8,087	$-

For the three months ended September 30, 2014, the Company recorded no change in inventory reserve.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

NOTE 3 EQUIPMENT, net

Equipment consists of the following:

	September 30, 2014	June 30, 2014

Furniture and fixtures	$12,492	$12,492
Computer equipment	11,680	11,680
Equipment	4,493	4,493
	28,665	28,665

Less accumulated depreciation	(28,665)	(28,558)

Total	$-	$107

The aggregate depreciation charge to operations was $107 and $71 for the three months ended September 30, 2014 and 2013. The depreciation policies followed by the Company are described in Note 1.

NOTE 4 INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	September 30, 2014	June 30, 2014

Patents in process	$164,494	$164,494
Patents issued	58,037	58,037
	222,531	222,531

Less accumulated amortization	(23,060)	(22,436)

Total	$199,471	$200,095

The aggregate amortization expense charged to operations was $624 and $624 for the three months ended September 30, 2014 and 2013. The amortization policies followed by the Company are described in Note 1.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

NOTE 5 CONVERTIBLE DEBT

Convertible debt consists of the following:	September 30, 2014	June 30, 2014

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2010 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$3,223,820	$3,268,820
(Notes in default) Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due June 2012. (Notes in default)	750,000	750,000

Unamortized debt discount	(49,662)	(54,367)
	3,924,158	3,964,453
Less current portion	(3,873,820)	(3,918,820)

Convertible debt, net of current portion and debt discount	$50,338	$45,633

During the three months ended September 30, 2014, $40,000 convertible notes was re-classed to notes payable and $5,000 was loan repaid.

Accrued and unpaid interest for these convertible notes payable at September 30, 2014 and June 30, 2014 was $1,438,135 and $1,385,959, respectively.

For the three months ended September 30, 2014 and 2013, $4,705 and $26,487 was amortized of debt discount and shown as interest expenses, respectively.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

NOTE 5 CONVERTIBLE DEBT (Continued)

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

The initial fair value of the embedded debt derivative of $233,643 was allocated as a debt discount $13,158 was determined using intrinsic value with the remainder ($220,485) charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of  3%;

(2) dividend yield of 0%;

(3) volatility factor of 199%;

(4) an expected life of the conversion feature of  82 days, and

(5) estimated fair value of the company’s common stock of $0.05 per share.

During the three months ended September 30, 2014, the Company recorded the loss (gain) in fair value of derivative ($22,837).

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the three months ended September 30, 2014	(22,837)
Balance September 30, 2014	$129,416

NOTE 6 NOTES PAYABLE

At September 30, 2014, $108,000 of debt was outstanding with interest rates of 8% to 10%.

Accrued and unpaid interest for these notes payable at September 30, 2014 and June 30, 2014 was $29,283 and $27,801, respectively.

NOTE 7 COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $18,456 for the three months ended September 30, 2014.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $707,067 and $758,269 at September 30, 2014 and June 30, 2014, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

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

Common Stock

During September 2014 the Company issued 30,193 shares of its common stock in payment of $2,500 of accrued interest. The shares had a fair market value of $2,717 on the date of issuance.

During September 2014 the Company issued 1,538,462 shares of its common stock in connection with a stock subscription agreement. The Company received $100,000 upon issuance.

Warrants

Warrant activity during the three months ended September 30, 2014, is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30,2014	14,723,268	$0.13	$759,284
Granted	-	-	-
Exercised	-	-	-
Expired	(2,716,663)	0.08	-
Outstanding and exercisable at September 30,2014	12,006,605	$0.15	$1,769,979

NOTE 9 RELATED PARTY TRANSACTION

ProDava 3D

On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to help the Company launch the 3D network in Rite Aid. The agreement creates a newly-formed entity, ProDava 3D, LLC (“ProDava 3D”), to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. ProDava 3D may purchase up to $50 million in 3D Savings Center kiosks. The agreement calls for an initial purchase of $2 million of 3D Savings Center kiosks in the fiscal year ending in June 30, 2015. The Company will generate revenues and gross profit from the sale of machines to ProDava 3D during the fiscal year ended June 30, 2015. The Company will also earn advertising revenue from advertisements in Rite Aid earned by ProDava 3D.

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

For the three months ended September 30, 2014, total revenue includes $41,513 revenue from a related party. Also, total accounts receivables as of September 30, 2014 of $42,437 includes $ 41,513 receivables from a related party.

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

Settlement payments

BK Sems USA, Inc. (the “Plaintiff”) filed an action against the Company in the Orange County Superior Court in January , 2014, alleging a breach of contract in connection with supplying and serving a third party obligation (the “Dispute”). The Company subsequently filed a counterclaim against the Plaintiff related to the Dispute. Subsequent to the date of the financial statements, the parties entered into a Settlement Agreement and Release, which, among other things, included a provision releasing both parties of all claims and counterclaims in the matter (the “Settlement”). Under the terms of the Settlement, the Company has agreed to pay the Plaintiff $260,000, payable $25,000 on March 1, 2015 and $235,000 payable in thirteen monthly installments of $16,785 beginning on June 1, 2015 and a final installment of $16,795 on July 1, 2016, with no interest and as of September 30, 2014, the Company has been accrued said liability in the accompanying financials statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2015.

THIS FILING, INCLUDING BUT NOT LIMITED TO “MANAGEMENT’S DISCUSSION AND ANALYSIS”, CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 1, 2015. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

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

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and are currently completing the manufacturing of the first 200 3D Savings Center kiosks in March 2015. The first 200 stores will begin shipping at the end of March 2015, with installation and deployment continuing through June. We will commence operations in these stores in April/May and should start to produce advertising revenue during the same fiscal quarter. With the successful incorporation of Rite Aid’s wellness and loyalty program onto the 3D Savings Center kiosks in New York and Los Angeles, we will then continue to expand with 800 additional stores in Rite Aid’s top 10 demographic markets in 2015, and make plans for additional Rite Aid stores and markets after that. The Company will earn advertising revenue from advertisements in Rite Aid.

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

RESULTS OF OPERATIONS

SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Three Months Ended September,
	2014	2013
REVENUES	$49,648	$33,210
COST OF REVENUES	24,843	1,600
GROSS PROFIT (LOSS)	24,805	31,610
OPERATING EXPENSES
General and administrative	249,179	136,125
Research and development	33,142	33,654
TOTAL OPERATING EXPENSES	282,321	169,779
(LOSS) FROM OPERATIONS	(257,516)	(138,169)
OTHER INCOME (EXPENSE)
Change in the fair value of derivative	22,837	262,024
Interest expense	(86,998)	(158,121)
TOTAL OTHER INCOME (EXPENSE)	(64,161)	103,903
(LOSS) BEFORE INCOME TAXES	(321,677)	(34,266)
Income tax expense	-	-
NET (LOSS)	$(321,677)	$(34,266)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the quarters ended September 30, 2014 were $49,648, a 49% increase from $33,210 generated in the quarter ended June 30, 2013. The increase in revenues was from an increase in service sales of $41,513 partially offset by the decrease in hardware sales of $17,150 and a decrease in advertising sales of $7,340. During the three months ended September 30, 2014 the Company had one customer which accounted for more than 10% of the Company’s revenues (82%). During the three months ended September 30, 2013 the Company had four customers which accounted for more than 10% of the Company’s revenues (35%, 35%, 19% and 11%). For the three months ended September 30, 2014, total revenue includes $41,513 revenue from a related party.

COST OF REVENUES

Cost of revenues for the quarter ended September 30, 2014 were $24,843, a $23,243 increase from $1,600 incurred in the quarter ended September 30, 2013. Cost of revenues for the fiscal year ended June 30, 2014 increased from the cost of revenues related to the service income due to an increase of $11,964 and $6,500 due to outside services.

OPERATING EXPENSES

The Company incurred $282,321 in operating expenses for the quarter ended September 30, 2014; a 107% increase from $136,125 incurred during the quarter ended September 30, 2013. General and administrative expenses accounted for the increase with research and development expenses remaining flat. General and administrative expenses for the quarter ended September 30, 2014 were higher as a result of increased travel expenses due to a planned ramp-up in business as well as accounting and legal expenses associated with the preparation of regulatory filings.

Interest expense / Change in fair value of derivative

The Company has promissory notes and convertible notes. The Company incurred $86,998 in interest expense for the quarter ended September 30, 2014, a 45% decrease from $158,121 incurred during the for the quarter ended September 30, 2013. Interest expense decreased due to a decrease in debt amortization expense.

The Company has certain convertible debt instruments outstanding that include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). The Company recognized a gain of $22,837 for the quarter ended September 30, 2014 from the change in fair value of derivative instruments compared to a gain of $262,024 from the change in fair value of derivative instruments for the for the quarter ended September 30, 2013 as a result of fluctuating market prices.

NET LOSS:

Net loss for the quarter ended September 30, 2014 was $321,677 compared to net loss of $34,266 for the quarter ended September 30, 2013. The greater loss in the quarter ended September 30, 2014 was a result of higher general and administrative expenses and a lower gain from the change in the fair value of derivatives.

Liquidity and Capital Resources

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at September 30, 2014 of $28,033,353. The Company has incurred a loss of $321,677 in the three months ended September 30, 2014 and has negative working capital of $9,736,284 as of September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Failure to raise additional capital or improve its performance in the next 12 months will cause the Company to significantly curtail its business activities and expansion plans within the next twelve months.

The Company does, however, have $556,766 in cash as of September 30, 2014 as a result of a deposit received from Lifestyle Ventures LLC. Further, the Company has arranged to increase its business in the fiscal year ended June 30, 2015 working with Rite Aid and ProDava 3D, LLC (“ProDava 3D”), which will purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores.

During the quarter ended September 30, 2014, the Company used $277,713 of cash for operating activities compared to a use of $44,328 in the quarter ended September 30, 2013. The increase in cash used was due an increase of approximately $285,000 in net loss offset by non-cash items and an increase in current assets. Cash from financing activities increased to $95,000 due stock issued in the quarter ended September 30, 2014.

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

CRITICAL ACCOUNTING POLICIES

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the three months ended September 30, 2014 and 2013.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the three months ended September 30, 2014 and 2013.

Revenue Recognition

The Company recognizes gross sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. It recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). Revenue from licensing, distribution and marketing agreements is recognized over the term of the contract. Revenue from the sale of hardware is recognized when the product is complete and the buyer has accepted delivery.

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

As of September 30, 2014 and June 30, 2014, the unearned revenue was $1,028,000 and $1,028,000, respectively and $-0- as related prepaid expenses for these uncompleted customer projects.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended September 30, 2014 and 2013, the Company incurred $33,142 and $33,654, respectively for research and development expense which are included in the condensed consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $-0- and $-0- during the three months ended September 30, 2014 and 2013, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Fair Value of Financial Instruments

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

		Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) – September 30, 2014	$3,924,158	$--	$--	$3,924,158
Convertible notes (net of discount) – June 30, 2014	$3,964,453	$--	$--	$3,964,453

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of September 30, 2014:

Balance at June 30, 2014	$3,964,453
Issuance of notes– net	-
Accretion of debt discount	4,705
Re-class to notes payable	(40,000)
Payments on notes	(5,000)
Balance September 30, 2014	$3,924,158

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of September 30, 2014 and June 30, 2014.

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

		Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3
Derivative liability – September 30, 2014	$129,416	$--	$--	$129,416
Derivative liability – June 30, 2014	$152,253	$--	$--	$152,253

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the three months ended September 30, 2014	(22,837)
Balance September 30, 2014	$129,416

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

At September 30, 2014 and June 30, 2014, loss for contingency payable was $592,312 and $592,312, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed financial position, results of operations or cash flows.

ECONOMY AND INFLATION

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy and only a small number of customers requested delays in delivery or production of orders in process. Our management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET AND CONTRACTUAL ARRANGEMENTS

We do not have any off balance sheet or contractual arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2014, the Company has not made any changes to our internal control processes.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

BK Sems USA, Inc.  (the “Plaintiff”) filed an action against the Company in the Orange County Superior Court   in January , 2014, alleging a breach of contract in connection with supplying and serving a third party  obligation (the “Dispute”). The Company subsequently filed a counterclaim against the Plaintiff related to the Dispute. Subsequent to the date of the financial statements, the parties entered into a Settlement Agreement and Release, which, among other things, included a provision releasing both parties of all claims and counterclaims in the matter (the “Settlement”). Under the terms of the Settlement, the Company has agreed to pay the Plaintiff $260,000, which has been accrued as a liability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During September 2014 the Company issued 30,193 shares of its common stock in payment of $2,500 of accrued interest. The shares had a fair market value of $2,717 on the date of issuance.

During September 2014 the Company issued 1,538,462 shares of its common stock in connection with a stock subscription agreement. The Company received $100,000 upon issuance.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVISION HOLDING, INC.

Dated: May 21, 2015	By:	/s/ Curt Thornton
Name: Curt Thornton Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

