Form 10-Q
period 2014-12-31
Provision Holding, Inc.
filed 2015-06-01
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

There were 74,251,096 shares of the Registrant’s $0.001 par value common stock outstanding as of May 29, 2015.

PART I — FINANCIAL INFORMATION

PROVISION HOLDING, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2014 Unaudited	June 30, 2014
CURRENT ASSETS
Cash	$530,359	$739,479
Accounts receivable	5,763	3,444
Prepaid materials	409,600	-
Inventory, net	70,780	-
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	1,019,502	745,923

EQUIPMENT, net of accumulated depreciation	-	107

PREPAID FINANCING COSTS	1,563	4,688

INTANGIBLES, net of accumulated amortization	198,847	200,095

TOTAL ASSETS	$1,219,912	$950,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,853,740	$1,717,668
Payroll taxes, interest and penalties	733,651	758,269
Accrued interest	2,180,677	2,034,924
Unearned revenue	1,537,980	1,028,000
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount of $-0- and $-0-	3,811,320	3,918,820
Derivative liability	78,971	152,253
Notes payable	108,000	68,000

TOTAL CURRENT LIABILITIES	10,896,651	10,270,246

CONVERTIBLE DEBT, net of current portion and debt discount of $44,957 and $54,367	55,043	45,633

TOTAL LIABILITIES	10,951,694	10,315,879

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding –74,475,752 and 69,451,849, respectively	74,476	69,452
Additional paid-in capital	18,518,874	18,327,158
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(28,275,132)	(27,711,676)

TOTAL STOCKHOLDERS’ DEFICIT	(9,731,782)	(9,365,066)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,219,912	$950,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 UNAUDITED

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

REVENUES
Advertising and hardware revenues	$6,170	$14,050	$14,305	$47,260
Service related revenues – related party	72,627	-	114,140	-

TOTAL REVENUES	78,797	14,050	128,445	47,260

COST OF REVENUES	70,689	2,665	95,532	4,265

GROSS PROFIT (LOSS)	8,108	11,385	32,913	42,995

EXPENSES
General and administrative	165,116	104,786	414,295	240,911
Research and development	31,359	28,846	64,501	62,500

TOTAL EXPENSES	196,475	133,632	478,796	303,411

(LOSS) FROM OPERATIONS	(188,367)	(122,247)	(445,883)	(260,416)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	50,445	(27,399)	73,282	234,625
Interest expense	(103,857)	(137,883)	(190,855)	(296,004)

TOTAL OTHER INCOME (EXPENSE)	(53,412)	(165,282)	(117,573)	(61,379)

(LOSS) BEFORE INCOME TAXES	(241,779)	(287,529)	(563,456)	(321,795)

Income tax expense	-	-	-	-

NET (LOSS)	$(241,779)	$(287,529)	$(563,456)	$(321,795)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	71,471,836	67,641,986	70,504,469	67,576,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

 FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

 UNAUDITED

	Common Stock		Additional Paid-in	Receivable	Accumulated	Total Stockholders’
	Shares	Amount	Capital	for Stock	Deficit	Deficit

Balance, June 30, 2014	69,451,849	$69,452	$18,327,158	$(50,000)	$(27,711,676)	$(9,365,066)

Issuance of Common Stock	1,838,462	1,838	113,162	-	-	115,000

Issuance of Common Stock for Debt and Accrued Interest Conversion	3,185,441	3,186	78,554	-	-	81,740

Net (loss) for the six months Ended December 31, 2014	-	-	-		(563,456)	(563,456)

Balance, December 31, 2014	74,475,752	$74,476	$18,518,874	$(50,000)	$(28,275,132)	$(9,731,782)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 UNAUDITED

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(563,456)	$(321,795)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Non-cash compensation	-	11,250
Depreciation expense	107	231
Amortization	1,248	1,248
Amortization of debt discount	9,410	33,967
Change in the fair value of derivative	(73,282)	(234,625)
Changes in operating assets and liabilities:
Accounts receivable	(2,319)	-
Prepaid materials	(409,600)	-
Inventory	(70,780)	-
Prepaid financing costs	3,125	61,991
Accounts payable and accrued liabilities	136,072	41,815
Payroll taxes, interest and penalties	(24,618)	120,418
Accrued interest	167,493	200,047
Unearned revenue	509,980	3,175
NET CASH (USED) BY OPERATING ACTIVITIES	(316,620)	(82,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH (USED) BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	-	40,000
Payments on notes payable	(7,500)	-
Stock Issued	115,000	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,500	50,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(209,120)	(32,278)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	739,479	35,076
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$530,359	$2,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

 UNAUDITED

	Six Months Ended December 31,
	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 3,185,441 shares of common stock for debt and accrued interest conversion	$81,740	$-

Re-class convertible notes into notes payable	$40,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

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

Provision’s proprietary and patented display technologies and software, and innovative solutions aim to attract consumer attention.  Currently the Company has multiple contracts to place Provision’s products into large retail stores, , as well as signed agreements with advertising agents to sell ad space to Fortune 500 customers. Given the technology’s potential in the advertising market, the Company is focused on creating recurring revenue streams from the sale of advertising space on each unit.

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at December 31, 2014 of $28,275,132. The Company has incurred a loss of $563,456 in the six months ended December 31, 2014 and has negative working capital of $9,877,149 as of December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Basis of presentation

The condensed consolidated balance sheet presented as of June 30, 2014 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed with the SEC on May 1, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and six months period ended December 31, 2014 are not necessarily indicative of the results for the year ending June 30, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

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

Basis of comparison

Certain prior-period amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of six months or less when purchased, to be cash equivalents.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

UNAUDITED

NOTE 1      ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the three and six months ended December 31, 2014 and 2013.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the three and six months ended December 31, 2014 and 2013.

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

The Company recorded $1,537,980 and $1,028,000 as of December 31, 2014 and June 30, 2014, respectively as deferred revenue and $409,600 and $-0- as related prepaid expenses for uncompleted customer projects as of December 31, 2014 and June 30, 2014, respectively.

Significant Customers

During the three and six months ended December 31, 2014 the Company had one customer which accounted for more than 10% of the Company’s revenues (92% and 89%, respectively).

During the three months ended December 31, 2013, the Company had two customers that accounted for 100% of the Company’s revenues.  During the six months ended December 31, 2013, the Company had six customers account for greater than 10% of the Company’s revenues, equal to  94% of the Company’s revenues.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended December 31, 2014 and 2013, the Company incurred $31,359 and $28,846, respectively for research and development expense which are included in the condensed consolidated statements of operations.

For the six months ended December 31, 2014 and 2013, the Company incurred $64,501 and $62,500, respectively for research and development expense which are included in the condensed consolidated statements of operations.

Depreciation and Amortization

The Company depreciates its property and equipment using the straight-line method with estimated useful lives from three to seven years. For federal income tax purposes, depreciation is computed using an accelerated method.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

UNAUDITED

NOTE 1      ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as a component of Costs of Revenues in the Statement of Operations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $-0- and $-0-, and $-0- and $-0- during the three and six months ended December 31 2014 and 2013, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Fair Value of Financial Instruments

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – December 31, 2014	$3,866,363	$--	$--	$3,866,363
Convertible notes (net of discount) – June 30, 2014	$3,964,453	$--	$--	$3,964,453

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of December 31, 2014:

Balance at June 30, 2014	$3,964,453
Issuance of notes– net	-
Accretion of debt discount	9,410
Re-class to notes payable	(40,000)
Common stock issued for payment	(60,000)
Payments on notes	(7,500)
Balance December 31, 2014	$3,866,363

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 31, 2014 and June 30, 2014.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2014	$78,971	$--	$--	$78,971
Derivative liability – June 30, 2014	$152,253	$--	$--	$152,253

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the six months ended December 31, 2014	(73,282)
Balance December 31, 2014	$78,971

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

At December 31, 2014 and June 30, 2014, loss for contingency payable was $592,312 and $592,312, respectively.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the condensed consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2014. The Company remains subject to examination by the Federal and State tax authorities since inception through December 31, 2014.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2014, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 28,000,000 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive

Recent Accounting Pronouncements

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

The carrying value of inventory consisted of the following:

	December 31, 2014	June 30, 2014

Raw materials	$161,663	$91,983
Work in process	88,247	88,247
Finished goods	11,370	10,270
	261,280	190,500

Less Inventory Reserve	(190,500)	(190,500)

Total	$70,780	$-

For the three and six months ended December 31, 2014 and 2013, the Company recorded no change in inventory reserve.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

UNAUDITED

NOTE 3       EQUIPMENT, net

Equipment consists of the following:

	December 31, 2014	June 30, 2014

Furniture and fixtures	$12,492	$12,492
Computer equipment	11,680	11,680
Equipment	4,493	4,493
	28,665	28,665

Less accumulated depreciation	(28,665)	(28,558)

Total	$-	$107

The aggregate depreciation charge to operations was $-0- and $160, and $107 and $231 for the three and six months ended December 31, 2014 and 2013, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 4       INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	December 31, 2014	June 30, 2014

Patents in process	$164,494	$164,494
Patents issued	58,037	58,037
	222,531	222,531

Less accumulated amortization	(23,684)	(22,436)

Total	$198,847	$200,095

The aggregate amortization expense charged to operations was $624 and $624, and $1,248 and $1,248 for the three and six months ended December 31, 2014 and 2013, respectively. The amortization policies followed by the Company are described in Note 1.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

UNAUDITED

NOTE 5       CONVERTIBLE DEBT

Convertible debt consists of the following:	December 31, 2014	June 30, 2014
Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2010 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$3,161,320	$3,268,820
(Notes in default)
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due June 2012. (Notes in default)	750,000	750,000

Unamortized debt discount	(44,957)	(54,367)
	3,866,363	3,964,453
Less current portion	(3,811,320)	(3,918,820)

Convertible debt, net of current portion and debt discount	$55,043	$45,633

During the six months ended December 31, 2014, $40,000 convertible notes was re-classed to notes payable, $60,000 was converted into shares and $7,500 was loan repaid in cash.

Accrued and unpaid interest for these convertible notes payable at December 31, 2014 and June 30, 2014 was $1,490,939 and $1,385,959, respectively.

For the three and six months ended December 31, 2014 and 2013, $4,705 and $7,480, and $9,410 and $33,967 was amortized of debt discount and shown as interest expenses, respectively.

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

The Company identified embedded derivatives related to the Convertible Note entered into on December 21, 2010.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Note, the Company determined a fair value of $66,521 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	185%;
(3) risk-free interest rate of	2.9%;
(4) expected life of	0.75 years, and
(5) fair value of the Company’s common stock of	$0.07 per share.

The initial fair value of the embedded debt derivative of $66,521 was allocated as a debt discount up to $38,592 with the remainder $27,930 charged to current period operations as interest expenses.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

UNAUDITED

NOTE 5      CONVERTIBLE DEBT (Continued)

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

During the three and six months ended December 31, 2014 and 2013, the Company recorded the loss (gain) in fair value of derivative ($50,445) and $27,399, and ($73,282) and ($234,625), respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the six months ended December 31, 2014	(73,282)
Balance December 31, 2014	$78,971

NOTE 6      NOTES PAYABLE

At December 31, 2014, $108,000 of debt was outstanding with interest rates of 8% to 10%.

Accrued and unpaid interest for these notes payable at December 31, 2014 and June 30, 2014 was $30,765 and $27,801, respectively.

NOTE 7      COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $36,912 for the six months ended December 31, 2014.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $733,651 and $758,269 at December 31, 2014 and June 30, 2014, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

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

During December 2014 the Company issued 3,155,248 shares of its common stock in payment of $79,180 debt and accrued interest.

During December 2014 the Company issued 300,000 shares of its common stock in connection with a stock subscription agreement. The Company received $15,000 upon issuance.

Warrants

Warrant activity during the six months ended December 31, 2014, is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30,2014	14,723,268	$0.13	$759,284
Granted	-	-	-
Exercised	-	-	-
Expired	(9,217,852)	0.16	-
Outstanding and exercisable at December 31,2014	5,505,416	$0.09	$495,487

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

UNAUDITED

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

For the three and six months ended December 31, 2014, total revenue includes $72,627 and $114,140, respectively revenue from a related party.

Also, total accounts receivables as of December 31, 2014 of $5,763 includes $-0- receivables from a related party. Further, total unearned revenue as of December 31, 2014 of $1,537,980 includes $509,980 advance for sales order received from a related party.

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

Settlement payments

BK Sems USA, Inc. (the “Plaintiff”) filed an action against the Company in the Orange County Superior Court in January , 2014, alleging a breach of contract in connection with supplying and serving a third party obligation (the “Dispute”). The Company subsequently filed a counterclaim against the Plaintiff related to the Dispute. Subsequent to the date of the financial statements, the parties entered into a Settlement Agreement and Release, which, among other things, included a provision releasing both parties of all claims and counterclaims in the matter (the “Settlement”). Under the terms of the Settlement, the Company has agreed to pay the Plaintiff $260,000, payable $25,000 on March 1, 2015 and $235,000 payable in thirteen monthly instalments of $16,785 beginning on June 1, 2015 and a final instalment of $16,795 on July 1, 2016, with no interest and as of December 31, 2014 and June 30, 2014, the Company has been accrued said liability in the accompanying financials statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Three Months Ended December 31,
	2014	2013
REVENUES	$78,797	$14,050
COST OF REVENUES	70,689	2,665
GROSS PROFIT (LOSS)	8,108	11,385
OPERATING EXPENSES
General and administrative	165,116	104,786
Research and development	31,359	28,846
TOTAL OPERATING EXPENSES	196,475	133,632
(LOSS) FROM OPERATIONS	(188,367)	(122,247)
OTHER INCOME (EXPENSE)
Change in the fair value of derivative	50,445	(27,399)
Interest expense	(103,857)	(137,883)
TOTAL OTHER INCOME (EXPENSE)	(53,412)	(165,282)
(LOSS) BEFORE INCOME TAXES	(241,779)	(287,529)
Income tax expense	-	-
NET (LOSS)	$(241,779)	$(287,529)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the quarter ended December 31, 2014 were $78,797, an increase from $14,050 generated in the quarter ended December 31, 2013. The $64,747 increase in revenues was from an increase in service sales of $72,627 offset by the decrease in hardware sales of $7,230 and a decrease in advertising sales of $650. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to form ProDava 3D LLC to help the Company launch the 3D network in Rite Aid.

During the three months ended December 31, 2014 the Company had one customer which accounted for more than 10% of the Company’s revenues (92%). During the three months ended December 31, 2013 the Company had two customers which accounted for more than 10% of the Company’s revenues (100%). For the three months ended December 31, 2014, total revenue includes $72,627 revenue from a related party.

COST OF REVENUES

Cost of revenues for the quarter ended December 31, 2014 was $70,689, a $68,024 increase from $2,665 incurred in the quarter ended December 31, 2013. Cost of revenues for the fiscal quarter ended December 31, 2014 increased as a result of the increase in sales.

OPERATING EXPENSES

The Company incurred $196,475 in operating expenses for the quarter ended December 31, 2014; a 47% increase from $133,632 incurred during the quarter ended December 31, 2013. General and administrative expenses accounted for the increase with research and development expenses remaining relatively flat. General and administrative expenses for the quarter ended December 31, 2014 were higher as a result of accounting and legal expenses associated with the preparation of regulatory filings and increased travel expenses due to a planned ramp-up in business.

OTHER EXPENSES

The Company has certain convertible debt instruments outstanding that include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). The Company recognized a gain of $50,445 for the quarter ended December 31, 2014 from the change in fair value of derivative instruments compared to a loss of $27,399 from the change in fair value of derivative instruments for the quarter ended December 31, 2013 as a result of fluctuating market prices.

The Company has promissory notes and convertible notes. The Company incurred $103,857 in interest expense for the quarter ended December 31, 2014, a 25% decrease from $137,883 incurred during the for the quarter ended December 31, 2013. Interest expense decreased due to a decrease in debt amortization expense.

NET LOSS:

Net loss for the quarter ended December 31, 2014 was $241,779 compared to net loss of $287,529 for the quarter ended December 31, 2013. The decrease in the net loss in the quarter ended December 31, 2014 was primarily a result of higher general and administrative expenses and an decrease in other expenses.

SIX MONTHS ENDED DECEMBER 31, 2014 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2013

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Six Months Ended December 31,
	2014	2013
REVENUES	$128,445	$47,260
COST OF REVENUES	95,532	4,265
GROSS PROFIT (LOSS)	32,913	42,995
OPERATING EXPENSES
General and administrative	414,295	240,911
Research and development	64,501	62,500
TOTAL OPERATING EXPENSES	478,796	303,411
(LOSS) FROM OPERATIONS	(445,883)	(260,416)
OTHER INCOME (EXPENSE)
Change in the fair value of derivative	73,282	234,625
Interest expense	(190,855)	(296,004)
TOTAL OTHER INCOME (EXPENSE)	(117,573)	(61,379)
(LOSS) BEFORE INCOME TAXES	(563,456)	(321,795)
Income tax expense	-	-
NET (LOSS)	$(563,456)	$(321,795)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the six months ended December 31, 2014 were $128,445, an increase from $47,260 generated in the six months ended December 31, 2013. The $81,185 increase in revenues was from an increase in service relates sales in the amount of $114,140 offset by the decrease in hardware sales of $24,380 and a decrease in advertising sales of $8,575. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to form ProDava 3D LLC to help the Company launch the 3D network in Rite Aid.

During the six months ended December 31, 2014 the Company had one customer which accounted for more than 10% of the Company’s revenues (89%). During the six months ended December 31, 2013 the Company had six customers which accounted for more than 10% of the Company’s revenues (94%). For the six months ended December 31, 2014, total revenue includes $114,140 revenue from a related party.

COST OF REVENUES

Cost of revenues for the six months ended December 31, 2014 was $95,532, a $91,267 increase from $4,265 incurred in the six months ended December 31, 2013. Cost of revenues for the fiscal six months ended December 31, 2014 increased as a result of the increase in sales.

OPERATING EXPENSES

The Company incurred $478,796 in operating expenses for the six months ended December 31, 2014; a 58% increase from $303,411 incurred during the six months ended December 31, 2013. General and administrative expenses accounted for the increase with research and development expenses remaining relatively flat. General and administrative expenses for the six months ended December 31, 2014 were higher as a result of accounting and legal expenses associated with the preparation of regulatory filings and increased travel expenses due to a planned ramp-up in business.

OTHER EXPENSES

The Company has certain convertible debt instruments outstanding that include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). The Company recognized a gain of $73,282 for the six months ended December 31, 2014 from the change in fair value of derivative instruments compared to a gain of $234,625 from the change in fair value of derivative instruments for the six months ended December 31, 2013 as a result of fluctuating market prices.

The Company has promissory notes and convertible notes. The Company incurred $190,855 in interest expense for the six months ended December 31, 2014, a 35% decrease from $296,004 incurred during the six months ended December 31, 2013. Interest expense decreased due to a decrease in debt amortization expense.

NET LOSS:

Net loss for the six months ended December 31, 2014 was $563,456 compared to net loss of $321,795 for the six months ended December 31, 2013. The greater loss in the six months ended December 31, 2014 was primarily a result of higher general and administrative expenses and an increase in other expenses, namely and a lower gain in the change in the fair value of derivative liability partially offset by a decrease in interest expense.

Liquidity and Capital Resources

The Company’s financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at December 31, 2014 of $28,275,132. The Company has incurred a loss of $563,456 in the six months ended December 31, 2014 and has negative working capital of $9,877,149 as of December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Failure to raise additional capital or improve its performance in the next 12 months will cause the Company to significantly curtail its business activities and expansion plans within the next twelve months.

The Company does, however, have $530,359 in cash as of December 31, 2014 as a result of a deposit received from Lifestyle Ventures LLC. Further, the Company has arranged to increase its business in the fiscal year ended June 30, 2015 working with Rite Aid and ProDava 3D, LLC, which will purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores.

During the six months ended December 31, 2014, the Company used $316,620 of cash for operating activities compared to a use of $82,778 in the six months ended December 31, 2013. The increase in cash used was due an increase of approximately $91,000 in net loss offset by non-cash items and an increase in net operating assets and liabilities. Cash from financing activities increased by $57,500 due to stock issued in the six months ended December 31, 2014 partially offset by proceeds from a note issued during the six months ended December 31, 2014.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of six months or less when purchased, to be cash equivalents.

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the three and six months ended December 31, 2014 and 2013.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the three and six months ended December 31, 2014 and 2013.

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

The Company recorded $1,537,980 and $1,028,000 as of December 31, 2014 and June 30, 2014, respectively as deferred revenue and $409,600 and $-0- as related prepaid expenses for uncompleted customer projects as of December 31, 2014 and June 30, 2014, respectively.

Significant Customers

During the three and six months ended December 31, 2014 the Company had one customer which accounted for more than 10% of the Company’s revenues (92% and 89%, respectively).

During the three months ended December 31, 2013, the Company had two customers that accounted for 100% of the Company’s revenues.  During the six months ended December 31, 2013, the Company had six customers account for greater than 10% of the Company’s revenues, equal to  94% of the Company’s revenues.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended December 31, 2014 and 2013, the Company incurred $31,359 and $28,846, respectively for research and development expense which are included in the condensed consolidated statements of operations.

For the six months ended December 31, 2014 and 2013, the Company incurred $64,501 and $62,500, respectively for research and development expense which are included in the condensed consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $-0- and $-0-, and $-0- and $-0- during the three and six months ended December 31 2014 and 2013, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Fair Value of Financial Instruments

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – December 31, 2014	$3,866,363	$--	$--	$3,866,363
Convertible notes (net of discount) – June 30, 2014	$3,964,453	$--	$--	$3,964,453

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of December 31, 2014:

Balance at June 30, 2014	$3,964,453
Issuance of notes– net	-
Accretion of debt discount	9,410
Re-class to notes payable	(40,000)
Common stock issued for payment	(60,000)
Payments on notes	(7,500)
Balance December 31, 2014	$3,866,363

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 31, 2014 and June 30, 2014.

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2014	$78,971	$--	$--	$78,971
Derivative liability – June 30, 2014	$152,253	$--	$--	$152,253

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the six months ended December 31, 2014	(73,282)
Balance December 31, 2014	$78,971

Commitments and Contingencies:

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environment liability and tax matters. An accrual for a loss contingency is recognized when it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated. At December 31, 2014 and June 30, 2014, loss for contingency payable was $592,312 and $592,312, respectively.

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the condensed consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2014. The Company remains subject to examination by the Federal and State tax authorities since inception through December 31, 2014.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2014, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 28,000,000 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive.

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

Changes in Internal Control Over Financial Reporting

During the three and six months ended December 31, 2014, the Company has not made any changes to our internal control processes.

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

During December 2014 the Company issued 3,155,248 shares of its common stock in payment of $79,240 debt and accrued interest.

During December 2014 the Company issued 300,000 shares of its common stock in connection with a stock subscription agreement. The Company received $15,000 upon issuance. We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for sales to one accredited investor with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.

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

PROVISION HOLDING, INC.

Dated: June 1, 2015	By:	/s/ Curt Thornton
Name: Curt Thornton Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

