Form 10-Q
period 2015-03-31
Provision Holding, Inc.
filed 2015-06-19
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

There were 74,699,080 shares of the Registrant’s $0.001 par value common stock outstanding as of June 15, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 Unaudited	June 30, 2014
ASSETS
CURRENT ASSETS

Cash	$339,043	$739,479
Accounts receivable, related party	75,455	-
Accounts receivable	-	3,444
Inventory	1,300,670	-
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	1,718,168	745,923

EQUIPMENT, net of accumulated depreciation	-	107
PREPAID FINANCING COSTS	-	4,688

INTANGIBLES, net of accumulated amortization	198,223	200,095

TOTAL ASSETS	$1,916,391	$950,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,965,908	$1,717,668
Payroll taxes, interest and penalties	673,832	758,269
Accrued interest	2,165,634	2,034,924
Unearned revenue	2,372,430	1,028,000
Debt settlement payable	235,000	-
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount of $-0- and $-0-	3,549,385	3,918,820
Derivative liability	-	152,253
Notes payable	108,000	68,000

TOTAL CURRENT LIABILITIES	11,662,501	10,270,246

CONVERTIBLE DEBT, net of current portion and debt discount of $40,354 and $54,367	59,646	45,633

TOTAL LIABILITIES	11,722,147	10,315,879

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001 per share
Authorized – 4,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 100,000,000 shares
Issued and outstanding –74,735,472 and 69,451,849, respectively	74,735	69,452
Additional paid-in capital	18,511,089	18,327,158
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(28,341,580)	(27,711,676)

TOTAL STOCKHOLDERS’ DEFICIT	(9,805,756)	(9,365,066)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,916,391	$950,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2015	2014	2015	2014

REVENUES
Advertising and hardware revenues	$46,500	$12,950	$60,805	$60,210
Service and hardware revenues, related party	125,758	-	239,898	-

TOTAL REVENUES	172,258	12,950	300,703	60,210

COST OF REVENUES	17,308	320	112,840	4,585

GROSS PROFIT (LOSS)	154,950	12,630	187,863	55,625

EXPENSES
General and administrative	261,931	24,849	676,226	265,760
Research and development	31,250	4,808	95,751	67,308

TOTAL EXPENSES	293,181	29,657	771,977	333,068

(LOSS) FROM OPERATIONS	(138,231)	(17,027)	(584,114)	(277,443)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	78,971	71,633	152,253	306,258
Gain on debt settlement	73,562	-	73,562	-
Interest expense	(80,750)	(133,241)	(271,605)	(429,245)

TOTAL OTHER INCOME (EXPENSE)	71,783	(61,608)	(45,790)	(122,987)

(LOSS) BEFORE INCOME TAXES	(66,448)	(78,635)	(629,904)	(400,430)

Income tax expense	-	-	-	-

NET (LOSS)	$(366,448)	$(78,635)	$(629,904)	$(400,430)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	74,637,356	68,124,306	71,861,986	67,756,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2015

UNAUDITED

	Common Stock		Additional Paid-in	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance, June 30, 2014	69,451,849	$69,452	$18,327,158	$(50,000)	$(27,711,676)	$(9,365,066)

Issuance of Common Stock, net of fees	1,838,462	1,838	92,652	-	-	94,490

Issuance of Common Stock for Debt and Accrued Interest Conversion	3,445,161	3,445	91,279	-	-	94,724

Net (loss) for the nine months Ended March 31, 2015	-	-	-	-	(629,904)	(629,904)

Balance, March 31, 2015	74,735,472	$74,735	$18,511,089	$(50,000)	$(28,341,580)	$(9,805,756)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine months ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(629,904)	$(400,430)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Non-cash compensation	-	11,250
Depreciation expense	107	264
Amortization	1,872	1,872
Amortization of debt discount	14,013	38,570
Change in the fair value of derivative	(152,253)	(306,258)
Gain on debt settlement	(73,562)	-
Reduction of inventory reserve	(5,718)	-
Changes in operating assets and liabilities:
Accounts receivable	(72,011)	-
Inventory	(1,294,952)	-
Prepaid financing costs	4,688	92,431
Accounts payable and accrued liabilities	248,240	41,815
Payroll taxes, interest and penalties	(84,437)	125,386
Accrued interest	237,061	298,244
Unearned revenue	1,344,430	4,235
NET CASH (USED) BY OPERATING ACTIVITIES	(462,426)	(92,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH (USED) BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	-	50,000
Payments on debt settlement	(25,000)	-
Payments on notes payable	(7,500)	-
Stock Issued	94,490	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,990	60,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(400,436)	(32,621)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	739,479	35,076

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$339,043	$2,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

UNAUDITED

	Nine months Ended
	March 31,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 3,445,161 shares of common stock for debt and accrued interest conversion	$94,724	$-

Re-class convertible notes into notes payable and debt settlement payable	$290,000	$-

Issuance of 1,809,863 shares of common stock for debt and accrued interest conversion	$-	$52,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015

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

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at March 31, 2015 of $28,341,580. The Company has incurred a loss of $629,904 in the nine months ended March 31, 2015 and has negative working capital of $9,944,333 as of March 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Basis of presentation

The condensed consolidated balance sheet presented as of June 30, 2014 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed with the SEC on May 1, 2015. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine months period ended March 31, 2015 are not necessarily indicative of the results for the year ending June 30, 2015.

Principles of Consolidation and Reporting

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015

UNAUDITED

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of nine months or less when purchased, to be cash equivalents.

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the three and nine months ended March 31, 2015 and 2014.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the three and nine months ended March 31, 2015 and 2014.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015

UNAUDITED

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Cost of Revenue

Cost of revenue in respect to sale of hardware consists of costs associated with manufacturing of 3D displays, Kiosk machine, transportation, and other costs that are directly related to a revenue-generating. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

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

The Company recorded $2,372,430 and $1,028,000 as of March 31, 2015 and June 30, 2014, respectively as deferred revenue and $-0- as related prepaid expenses for uncompleted customer projects as of both March 31, 2015 and June 30, 2014.

Significant Customers

During the nine months ended March 31, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (80%). During the nine months ended March 31, 2014 the Company had five customers which accounted for more than 10% of the Company’s revenues (15%, 15%, 14%, 14% and 11%).

During the three months ended March 31, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (73%). During the three months ended March 31, 2014 the Company had two customers which accounted for more than 10% of the Company’s revenues (69% and 36%).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended March 31, 2015 and 2014, the Company incurred $31,250 and $4,808, respectively for research and development expense which are included in the condensed consolidated statements of operations.

For the nine months ended March 31, 2015 and 2014, the Company incurred $95,751 and $67,308, respectively for research and development expense which are included in the condensed consolidated statements of operations.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015

UNAUDITED

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $-0- and $-0-, and $-0- and $-0- during the three and nine months ended March 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – March 31, 2015	$3,609,031	$--	$--	$3,609,031
Convertible notes (net of discount) – June 30, 2014	$3,964,453	$--	$--	$3,964,453

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of March 31, 2015:

Balance at June 30, 2014	$3,964,453
Issuance of notes– net	-
Accretion of debt discount	14,013
Re-class to notes payable and debt settlement payable	(290,000)
Common stock issued for payment	(71,935)
Payments on notes	(7,500)
Balance March 31, 2015	$3,609,031

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2015 and June 30, 2014.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – March 31, 2015	$-	$--	$--	$-
Derivative liability – June 30, 2014	$152,253	$--	$--	$152,253

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the nine months ended March 31, 2015	(152,253)
Balance March 31, 2015	$-

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

At March 31, 2015 and June 30, 2014, loss for contingency payable was $592,312 and $592,312, respectively.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2015

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the condensed consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2014. The Company remains subject to examination by the Federal and State tax authorities since inception through March 31, 2015.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2015, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 26,200,000 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive

Recent Accounting Pronouncements

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

The carrying value of inventory consisted of the following:

	March 31, 2015	June 30, 2014

Raw materials	$86,265	$91,983
Work in process	88,247	88,247
Finished goods	1,310,940	10,270
	1,485,452	190,500
Less Inventory Reserve	(184,782)	(190,500)
Total	$1,300,670	$-

During the three and nine months ended March 31, 2015 the Company reduced inventory reserve by $5,718 and $5,718, respectively, in order to offset the sale of inventory previously reserved. During the three and nine months ended March 31, 2014 there was no change in the inventory reserve amount.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015

UNAUDITED

NOTE 3          EQUIPMENT, net

Equipment consists of the following:

	March 31, 2015	June 30, 2014

Furniture and fixtures	$12,492	$12,492
Computer equipment	11,680	11,680
Equipment	4,493	4,493
	28,665	28,665

Less accumulated depreciation	(28,665)	(28,558)

Total	$-	$107

The aggregate depreciation charge to operations was $-0- and $33, and $107 and $264 for the three and nine months ended March 31, 2015 and 2014, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 4          INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	March 31, 2015	June 30, 2014

Patents in process	$164,494	$164,494
Patents issued	58,037	58,037
	222,531	222,531

Less accumulated amortization	(24,308)	(22,436)

Total	$198,223	$200,095

The aggregate amortization expense charged to operations was $624 and $624, and $1,872 and $1,872 for the three and nine months ended March 31, 2015 and 2014, respectively. The amortization policies followed by the Company are described in Note 1.

NOTE 5          DEBT SETTLEMENT

During February 2015 the Company settled with a convertible note holder to repay the principal and accrued interest due with an interest free scheduled payment plan. On the date of the settlement the principal and accrued interest had a total value of $333,563. The scheduled payment plan calls for payments totaling $260,000. Accordingly, the Company recorded $73,563 of gain on debt extinguishment. The Company paid $25,000 on this debt settlement during the nine months ended March 31, 2015. The remaining balance is $235,000 at March 31, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015

UNAUDITED

NOTE 6          CONVERTIBLE DEBT

Convertible debt consists of the following:

	March 31, 2015	June 30, 2014

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to May 2017 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$2,899,385	$3,268,820
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due upon demand.	750,000	750,000
Unamortized debt discount	(40,354)	(54,367)
	3,609,031	3,964,453
Less current portion	(3,549,385)	(3,918,820)
Convertible debt, net of current portion and debt discount	$59,646	$45,633

During the nine months ended March 31, 2015, $40,000 convertible notes was re-classed to notes payable, $250,000 was re-classed to debt settlement payable, $71,935 was converted into shares and $7,500 was loan repaid in cash.

Accrued and unpaid interest for these convertible notes payable at March 31, 2015 and June 30, 2014 was $1,455,953 and $1,385,959, respectively.

For the three and nine months ended March 31, 2015 and 2014, $4,603 and $4,603, and $14,013 and $38,570 was amortized of debt discount and shown as interest expenses, respectively.

Derivative Liability

On December 21, 2010, the Company entered into a Loan Agreement with an investor pursuant to which the Company sold and issued a convertible promissory note in the principal amount of for up to $60,000. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The Conversion Price is the 60% of the lowest trade in the 10 trading days previous to the conversion. The Note accrues interest at a rate of 8% per annum and matured on September 20, 2011. The note was converted into common shares and paid in full in December 2014.

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

On October 12, 2011, the Company secured $250,000 in the form of a convertible promissory note. The note bear interest at the rate of 10% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The note matured on September 28, 2013. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for these notes is calculated as the average of the 30 trading closing prices immediately preceding such conversion, discounted by 25%. During February 2015, the Company settled this debt. See Note 5.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015

UNAUDITED

NOTE 6          CONVERTIBLE DEBT

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

During the three and nine months ended March 31, 2015 and 2014, the Company recorded the loss (gain) in fair value of derivative ($78,971) and ($71,633), and ($152,253) and ($306,258), respectively.

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the nine months ended March 31, 2015	(152,235)
Balance March 31, 2015	$-

NOTE 7          NOTES PAYABLE

At March 31, 2015, $108,000 of debt was outstanding with interest rates of 8% to 10%.

Accrued and unpaid interest for these notes payable at March 31, 2015 and June 30, 2014 was $32,215 and $27,801, respectively.

NOTE 8          COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $55,368 and $50,331 for the nine months ended March 31, 2015 and 2014, respectively.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $673,832 and 758,269 at March 31, 2015 and June 30, 2014, respectively.

On March 30, 2015, the Company entered into the settlement agreement with Samuel Tata regarding remuneration of past services provided by Samuel Tata to the Company. Under the terms of the Settlement, the Company has agreed to pay the Samuel Tata the total of shares 300,000 of restricted common stock of Provision Holding, Inc. and as of March 31, 2015, the Company has been accrued said liability in the accompanying financials statements.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015

UNAUDITED

NOTE 9          EQUITY

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

During September 2014 the Company issued 1,538,462 shares of its common stock in connection with a stock subscription agreement. The Company received $84,490 upon issuance, net of a $15,510 fee.

During December 2014 the Company issued 3,155,248 shares of its common stock in payment of $79,239 debt and accrued interest.

During December 2014 the Company issued 300,000 shares of its common stock in connection with a stock subscription agreement. The Company received $10,000 upon issuance, net of a $5,000 fee.

During February 2015 the Company issued 259,720 shares of its common stock in payment of $12,985 debt and accrued interest.

Warrants

Warrant activity during the nine months ended March 31, 2015, is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30,2014	14,723,268	$0.13	$759,284
Granted	-	-	-
Exercised	-	-	-
Expired	(11,498,269)	0.16	-
Outstanding and exercisable at March 31, 2015	3,225,000	$0.03	$96,750

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015

UNAUDITED

NOTE 10          RELATED ENTITY ACTIVITIES

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

For the three and nine months ended March 31, 2015 total revenue includes $125,758 and $239,898, respectively revenue from a related party.

Also, total accounts receivables as of March 31, 2015 of $75,455 includes $75,455 receivables from a related party. Further, total unearned revenue as of March 31, 2015 of $2,372,430 includes $1,337,530 advance for sales order received from a related party.

NOTE 11          LEGAL PROCEEDINGS

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

NOTE 12          SUBSEQUENT EVENTS

On May 8, 2015, the Company issued 300,000 shares of its common stock in payment of an outstanding liability in the amount of $31,500.

On June 2, 2015, the Company issued 447,984 shares of its common stock in payment of an outstanding liability in the amount of $45,000.

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

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company began shipping the first 200 kiosks to be installed in stores at the end of March 2015, with installation and deployment continuing through June. We will commence operations in these stores in April/May and should start to produce advertising revenue during the same fiscal quarter. With the successful incorporation of Rite Aid’s wellness and loyalty program onto the 3D Savings Center kiosks in New York and Los Angeles, we will then continue to expand with 800 additional stores in Rite Aid’s top 10 demographic markets in 2015, and make plans for additional Rite Aid stores and markets after that. The Company will earn advertising revenue from advertisements in Rite Aid.

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

For the three and nine months ended March 31, 2015 total revenue includes $125,758 and $239,898, respectively revenue from a related party. Also, total accounts receivables as of March 31, 2015 of $75,455 includes $75,455 receivables from a related party. Further, total unearned revenue as of March 31, 2015 of $2,372,430 includes $1,337,530 advance for sales order received from a related party.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Three Months Ended March 31,
	2015	2014
REVENUES	172,258	12,950
COST OF REVENUES	17,308	320
GROSS PROFIT (LOSS)	154,950	12,630
OPERATING EXPENSES
General and administrative	261,931	24,849
Research and development	31,250	4,808
TOTAL OPERATING EXPENSES	293,181	29,657
(LOSS) FROM OPERATIONS	(138,231)	(17,027)
OTHER INCOME (EXPENSE)
Change in fair value of derivative	78,971	71,633
Gain on debt settlement	73,562	-
Interest expense	(80,750)	(133,241)
TOTAL OTHER INCOME (EXPENSE)	71,783	(61,608)
(LOSS) BEFORE INCOME TAXES	(66,448)	(78,635)
Income tax expense	-	-
NET (LOSS)	$(66,448)	$(78,635)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the quarter ended March 31, 2015 were $172,258, an increase from $12,950 generated in the quarter ended March 31, 2014. The $159,308 increase in revenues was primarily from an increase in related party sales of $125,758 and an increase in hardware sales of $28,550, partially offset by a decrease in advertising sales of $5,500. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to form ProDava 3D LLC to help the Company launch the 3D network in Rite Aid.

During the three months ended March 31, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (73%). During the three months ended March 31, 2014 the Company had two customers which accounted for more than 10% of the Company’s revenues (69% and 36%).

COST OF REVENUES

Cost of revenues for the quarter ended March 31, 2015 was $17,308, a $16,988 increase from $320 incurred in the quarter ended March 31, 2014. Cost of revenues for the fiscal quarter ended March 31, 2015 increased as a result of the increase in sales.

OPERATING EXPENSES

The Company incurred $293,181 in operating expenses for the quarter ended March 31, 2015; an increase from $29,657 incurred during the quarter ended March 31, 2014. Both general and administrative expenses and research and development expenses increased in the quarter ended March 31, 2015 compared to the previous year’s quarter. General and administrative expenses, however, accounted for approximately 90% of the increase. General and administrative expenses for the quarter ended March 31, 2015 increased primarily as a result of accounting and legal costs due to the comprehensive Form 10-K filing, an increase in administrative salaries, an increase in travel due to sales to ProDava and a settlement with a former consultant for which the Company issued 300,000 shares of the Company’s restricted stock.

OTHER EXPENSES

The Company has certain convertible debt instruments outstanding that include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). The Company recognized a gain of $78,971 for the quarter ended March 31, 2015 from the change in fair value of derivative instruments compared to a gain of $71,633 from the change in fair value of derivative instruments for the for the quarter ended March 31, 2014 as a result of fluctuating market prices of the Company’s common stock.

The Company has promissory notes and convertible notes. The Company incurred $80,750 in interest expense for the quarter ended March 31, 2015, a 39% decrease from $133,241 incurred for the quarter ended March 31, 2014. Interest expense decreased due to a decrease in debt amortization expense. The Company recognized a gain of $73,562 on a settlement with BK Sems USA, Inc. from interest forgiveness. See Part II-Item 1-Legal Proceeding.

NET LOSS:

Net loss for the quarter ended March 31, 2015 was $66,448 compared to net loss of $78,635 for the quarter ended March 31, 2014. The decrease in the net loss in the quarter ended March 31, 2015 was primarily a result of higher gross profit in the first quarter of 2015 and lower other income(expense) partially offset by higher general and administrative expenses.

NINE MONTHS ENDED MARCH 31, 2015 COMPARED TO NINE MONTHS ENDED MARCH 31, 2015

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	2015	2014

REVENUES	300,703	60,210
COST OF REVENUES	112,840	4,585
GROSS PROFIT (LOSS)	187,863	55,625
OPERATING EXPENSES
General and administrative	676,226	265,760
Research and development	95,751	67,308
TOTAL OPERATING EXPENSES	771,977	333,068
(LOSS) FROM OPERATIONS	(584,114)	(277,443)
OTHER INCOME (EXPENSE)
Change in fair value of derivative	152,253	306,258
Gain on debt settlement	73,562	-
Interest expense	(271,605)	(429,245)
TOTAL OTHER INCOME (EXPENSE)	(45,790)	(122,987)
(LOSS) BEFORE INCOME TAXES	(629,904)	(400,430)
Income tax expense	-	-
NET (LOSS)	$(629,904)	$(400,430)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the nine months ended March 31, 2015 were $300,703, an increase from $60,210 generated in the nine months ended March 31, 2014. The $240,493 increase in revenues was primarily from an increase in related party sales of $239,898 and an increase in hardware sales of $4,170, partially offset by a decrease in advertising sales of $2,090. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to form ProDava 3D LLC to help the Company launch the 3D network in Rite Aid.

During the nine months ended March 31, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (80%). During the nine months ended March 31, 2014 the Company had five customers which accounted for more than 10% of the Company’s revenues (15%, 15%, 14%, 14% and 11%).

COST OF REVENUES

Cost of revenues for the nine months ended March 31, 2015 was $112,840, a $108,255 increase from $4,585 incurred in the nine months ended March 31, 2014. Cost of revenues for the fiscal nine months ended March 31, 2015 increased as a result of the increase in sales.

OPERATING EXPENSES

The Company incurred $771,977 in operating expenses for the nine months ended March 31, 2015; an increase from $333,068 incurred during the nine months ended March 31, 2014. Both general and administrative expenses and research and development expenses increased in the nine months ended March 31, 2015 compared to the previous year’s nine months. General and administrative expenses, however, accounted for approximately 95% of the increase. General and administrative expenses for the nine months ended March 31, 2015 increased primarily as a result of accounting and legal costs due to the comprehensive Form 10-K filing, an increase in administrative salaries, an increase in travel due to sales to ProDava and a settlement with a former consultant for which the Company issued 300,000 shares of the Company’s restricted stock.

OTHER EXPENSES

The Company has certain convertible debt instruments outstanding that include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). The Company recognized a gain of $152,253 for the nine months ended March 31, 2015 from the change in fair value of derivative instruments compared to a gain of $306,258 from the change in fair value of derivative instruments for the nine months ended March 31, 2014 as a result of fluctuating market prices of the Company’s common stock.

The Company has promissory notes and convertible notes. The Company incurred $271,605 in interest expense for the nine months ended March 31, 2015, a 37% decrease from $429,245 incurred during the for the nine months ended March 31, 2014. Interest expense decreased due to a decrease in debt amortization expense. The Company recognized a gain of $73,562 on a settlement with BK Sems USA, Inc. from interest forgiveness. See Part II-Item 1-Legal Proceeding.

NET LOSS:

Net loss for the nine months ended March 31, 2015 was $629,904 compared to net loss of $400,430 for the nine months ended March 31, 2014. The greater loss in the nine months ended March 31, 2015 was primarily a result of higher general and administrative expenses and an increase in other expenses, namely and a lower gain in the change in the fair value of derivative liability partially offset by a decrease in interest expense.

Liquidity and Capital Resources

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at March 31, 2015 of $28,341,580. The Company has incurred a loss of $629,904 in the nine months ended March 31, 2015 and has negative working capital of $9,944,333 as of March 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Failure to raise additional capital or improve its performance in the next 12 months will cause the Company to significantly curtail its business activities and expansion plans within the next twelve months.

The Company does, however, have $339,043 in cash as of March 31, 2015 as a result of a deposit received from Lifestyle Ventures LLC and payments related to the 200 kiosks completed by the Company. Further, the Company began installing these kiosks, working with Rite Aid and ProDava 3D, LLC, to place the kiosks into Rite Aid stores and generate advertising revenue. The Company plans on installing approximately 1,000 kiosks in the fiscal year ended June 30, 2016.

During the nine months ended March 31, 2015, the Company used $462,426 of cash for operating activities compared to a use of $92,621 in the nine months ended March 31, 2014. The increase in cash used was due an increase of approximately $230,000 in net loss offset by non-cash items and an increase in net operating assets and liabilities. Cash from financing activities was flat in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. Net cash provided by financing for the nine months ended March 31, 2015 consisted on proceeds from stock issuances of $94,490, partially offset by payments on a debt settlement and notes payable.

Critical Estimates and Judgments

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of the Company’s intangible assets, the amount of stock compensation, and the amount of accrued liabilities that are not readily attainable from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the unaudited condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of nine months or less when purchased, to be cash equivalents.

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the three and nine months ended March 31, 2015 and 2014.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the three and nine months ended March 31, 2015 and 2014.

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

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Cost of Revenue

Cost of revenue in respect to sale of hardware consists of costs associated with manufacturing of 3D displays, Kiosk machine, transportation, and other costs that are directly related to a revenue-generating. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

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

The Company recorded $2,372,430 and $1,028,000 as of March 31, 2015 and June 30, 2014, respectively as deferred revenue and $-0- as related prepaid expenses for uncompleted customer projects as of both March 31, 2015 and June 30, 2014.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended March 31, 2015 and 2014, the Company incurred $31,250 and $4,808, respectively for research and development expense which are included in the condensed consolidated statements of operations.

For the nine months ended March 31, 2015 and 2014, the Company incurred $95,751 and $67,308, respectively for research and development expense which are included in the condensed consolidated statements of operations.

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as a component of Costs of Revenues in the Statement of Operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – March 31, 2015	$3,609,031	$-	$-	$3,609,031
Convertible notes (net of discount) – June 30, 2014	$3,964,453	$-	$-	$3,964,453

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of March 31, 2015:

Balance at June 30, 2014	$3,964,453
Issuance of notes– net	-
Accretion of debt discount	14,013
Re-class to notes payable and debt settlement payable	(290,000)
Common stock issued for payment	(71,935)
Payments on notes	(7,500)
Balance March 31, 2015	$3,609,031

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2015 and June 30, 2014.

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – March 31, 2015	$-	$--	$--	$-
Derivative liability – June 30, 2014	$152,253	$--	$--	$152,253

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the nine months ended March 31, 2015	(152,253)
Balance March 31, 2015	$-

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

At March 31, 2015 and June 30, 2014, loss for contingency payable was $592,312 and $592,312, respectively.

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the condensed consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2014. The Company remains subject to examination by the Federal and State tax authorities since inception through March 31, 2015.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2015, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 26,200,000 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive

Recent Accounting Pronouncements

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, the Company has not made any changes to our internal control processes.

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

During September 2014 the Company issued 1,538,462 shares of its common stock in connection with a stock subscription agreement. The Company received $84,490 upon issuance, net of a $15,510 fee.

During December 2014 the Company issued 3,155,248 shares of its common stock in payment of $79,239 debt and accrued interest.

During December 2014 the Company issued 300,000 shares of its common stock in connection with a stock subscription agreement. The Company received $10,000 upon issuance, net of a $5,000 fee.

We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for sales to one accredited investor with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.

During February 2015 the Company issued 259,720 shares of its common stock in payment of $12,985 debt and accrued interest.

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

PROVISION HOLDING, INC.

Dated: June 19, 2015	By:	/s/ Curt Thornton
Name: Curt Thornton Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

