Form 10-K
period 2015-06-30
Provision Holding, Inc.
filed 2015-10-13
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2015

PROVISION HOLDING, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-127347	90-0457009
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

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

As of December 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,035,216 based on a closing price of $0.065 per share of common stock as quoted on the OTC Markets on such date.  On October 9, 2015, we had 76,855,376 shares of common stock, par value $0.001 per share (the "Common Stock") issued and outstanding.

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

We have now aligned a retail chain, a hardware purchaser to buy 3D Savings Center kiosks to install into the retail chain and advertising agencies to sell ads for the 3D Savings Center kiosks and expect to generate revenue from hardware sales and advertising sales in the year ended June 30, 2015 and 2016.

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company began shipping the first 200 kiosks to be installed in stores at the end of March 2015, with installation and deployment continuing through October. We will commence operations in these stores in June and should start to produce advertising revenue during the same fiscal quarter. With the successful incorporation of Rite Aid’s wellness and loyalty program, now known as “Plenti”onto the 3D Savings Center kiosks in New York and Los Angeles, we will then continue to expand with 800 additional stores in Rite Aid’s top 10 demographic markets in 2015, and make plans for additional Rite Aid stores and markets after that. The Company will earn advertising revenue from advertisements in Rite Aid.

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

For the year ended June 30, 2015 total revenue includes $365,068, respectively revenue from a related party. Also, total accounts receivables as of June 30, 2015 of $76,305 includes $75,455 receivables from a related party. Further, total unearned revenue as of June 30, 2015 of $2,241,820 includes $1,213,820 advance for sales order received from a related party.

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

The Company has signed a Master Service Agreement with Fujifilm Corporation to provide to Company and its customers with installation and maintenance serves to the Company’s 3D Savings Center Kiosks inside Rite Aid retail stores.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of June 30, 2015 we have 3 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

For the years ended June 30, 2015 and 2014, the Company incurred $127,001 and $125,586, respectively for research and development expense which are included in the consolidated statements of operations. Our research and development expense is primarily related to employees and contractors that provide specialized services.

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

The Company’s Common Stock trades on the “OTC Markets” under the Symbol “PVHO”

The following table sets forth the high and low bid and offer prices, as reported by OTC Markets for the quarters in fiscal years ended June 30, 2015 and 2014:

	High	Low

Fiscal year ended June 30, 2015
Quarter Ended June 30, 2015	0.119	0.039
Quarter Ended March 31, 2015	0.106	0.050
Quarter Ended December 31, 2014	0.140	0.040
Quarter Ended September 30, 2014	0.150	0.017

Fiscal year ended June 30, 2014

Quarter Ended June 30, 2014	0.090	0.062
Quarter Ended March 31, 2014	0.090	0.035
Quarter Ended December 31, 2013	0.060	0.030
Quarter Ended September 30, 2013	0.075	0.030

On October 9, 2015, the closing bid quote for the Common Shares was $0.088 per share, and there were approximately 600 holders of record of Common Shares. TranShare Corporation, 4626 S. Broadway, Englewood, CO  80113, is the transfer agent for the Company’s common shares.

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

Results of Operations

YEAR ENDED JUNE 30, 2015 COMPARED TO YEAR ENDED JUNE 30, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	2015	2014

REVENUES	574,529	74,943
COST OF REVENUES	309,103	12,899
GROSS PROFIT	265,426	62,044
OPERATING EXPENSES
General and administrative	961,339	511,020
Research and development	127,001	125,586
TOTAL OPERATING EXPENSES	1,088,340	636,606
(LOSS) FROM OPERATIONS	(822,914)	(574,562)
OTHER INCOME (EXPENSE)
Change in fair value of derivative	152,253	337,088
Gain on debt settlement	73,562	-
Other income	124,788	720
Interest expense	(371,459)	(525,929)
TOTAL OTHER INCOME (EXPENSE)	(20,856)	(188,121)
(LOSS) BEFORE INCOME TAXES	(843,770)	(762,683)
Income tax expense	-	-
NET (LOSS)	$(843,770)	$(762,683)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the year ended June 30, 2015 were $574,529, an increase from $74,943 generated in the year ended June 30, 2014. The $499,586 increase in revenues was primarily from an increase in related party sales of $365,068 and an increase in advertising and hardware sales of $134,518. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to form ProDava 3D LLC to help the Company launch the 3D network in Rite Aid.

During the year ended June 30, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (85%). During the year ended June 30, 2014 the Company had six customers which accounted for more than 10% of the Company’s revenues (10%, 11%, 12%, 12%, 13% and 13%).

COST OF REVENUES

Cost of revenues for the year ended June 30, 2015 was $309,103, a $296,204 increase from $12,899 incurred in the year ended June 30, 2014. Cost of revenues for the year ended June 30, 2015 increased as a result of the increase in sales.

OPERATING EXPENSES

The Company incurred $961,339 in operating expenses for the year ended June 30, 2015; an increase from $511,020 incurred during the year ended June 30, 2014. Both general and administrative expenses and research and development expenses increased in the year ended June 30, 2015 compared to the previous year. General and administrative expenses, however, accounted for approximately 95% of the increase. General and administrative expenses for the year ended June 30, 2015 increased primarily as a result of accounting and legal costs due to the comprehensive Form 10-K filing, an increase in administrative salaries, an increase in travel due to sales to ProDava and a settlement with a former consultant for which the Company issued 300,000 shares of the Company’s restricted stock.

OTHER EXPENSES

The Company has certain convertible debt instruments outstanding that include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). The Company recognized a gain of $152,253 for the year ended June 30, 2015 from the change in fair value of derivative instruments compared to a gain of 337,088 from the change in fair value of derivative instruments for the year ended June 30, 2014 as a result of fluctuating market prices of the Company’s common stock.

The Company recorded other income in the amount of $124,788 during the year ended June 30, 2015. The other income was a result of the removal of liabilities related to stale dated transactions for which the Company no longer owed repayment.

The Company has promissory notes and convertible notes. The Company incurred $371,459 in interest expense for the year ended June 30, 2015, a 29% decrease from $525,929 incurred during the year ended June 30, 2014. Interest expense decreased due to a decrease in debt amortization expense.

The Company recognized a gain of $73,562 on a settlement with BK Sems USA, Inc. from interest forgiveness.

NET LOSS:

Net loss for the year ended June 30, 2015 was $843,770 compared to net loss of $762,683 for the year June 30, 2014. The greater loss in the year ended June 30, 2015 was primarily a result of higher general and administrative expenses and an increase in other expenses, namely and a lower gain in the change in the fair value of derivative liability partially offset by a decrease in interest expense.

Liquidity and Capital Resources

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at June 30, 2015 of $28,555,446. The Company has incurred a loss of $843,770 in the year ended June 30, 2015 and has negative working capital of $7,485,942 as of June 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

The Company does, however, have $128,968 in cash as of June 30, 2015 as a result of a deposit received from Lifestyle Ventures LLC and payments related to the 200 kiosks completed by the Company. Further, the Company began installing these kiosks, working with Rite Aid and ProDava 3D, LLC, to place the kiosks into Rite Aid stores and generate advertising revenue. The Company plans on installing approximately 1,000 kiosks in the fiscal year ended June 30, 2016.

During the year ended June, 2015, the Company used $655,716 of cash for operating activities compared $644,403 provided by operating activities in the year ended June 30, 2014. The increase in cash used was due an increase of approximately $80,000 in net loss offset by non-cash items and an increase in net operating assets and liabilities. Cash provided by financing activities was $45,205 in the year ended June 30, 2015 compared to $60,000 provided by financing activities in the year ended June 30, 2014. Net cash provided by financing for the year ended June 30, 2015 consisted on proceeds from stock issuances of $94,490, partially offset by payments on a debt settlement and notes payable.

With the issuance of promissory notes during the quarter ended September 30, 2015, the Company has enough funds to continue its business activities and expansion plans within the next twelve months.

During the month ended September 30, 2015, the Company issued $2,310,400 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis.

On or after six months from the original issue date, the Subscriber will have the right, at the Subscriber's option, to convert all or any portion of the principal and any accrued but unpaid interest into shares of the Company’s Common Stock at a Conversion Price of $0.10. The Conversion Price may be adjusted for any merger, stock split or dividend. Interest shall be payable at the rate of 12% per annum and shall be due and payable quarterly, in arrears, with the initial interest payment due September 30, 2015 (from the date of issuance), and continuing thereafter on each successive December 31, March 31, June 30 and September 30 and of each year. Standard events of default such as failure to pay interest or principal on the Notes, failure to convert the Notes, and certain events related to insolvency.

The Exercise Price of each Warrant is $0.15 per share. Each Warrant expires five years after issuance. The Exercise Price may be adjusted for any merger, stock split or dividend.

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the years ended June 30, 2015 and 2014.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the years ended June 30, 2015 and 2014.

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

The Company recorded $2,241,820 and $1,028,000 as of June 30, 2015 and 2014, respectively as deferred revenue and $-0- as related prepaid expenses for uncompleted customer projects as of both June 30, 2015 and 2014.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the years ended June 30, 2015 and 2014, the Company incurred $127,001 and $125,586, respectively for research and development expense which are included in the consolidated statements of operations.

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as a component of Costs of Revenues in the Statement of Operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – June 30, 2015	$3,570,829	$--	$--	$3,570,829
Convertible notes (net of discount) – June 30, 2014	$3,964,453	$--	$--	$3,964,453

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of June 30, 2015:

Balance at June 30, 2014	$3,964,453
Issuance and extension of notes–net of discount	(42,857)
Accretion of debt discount	18,668
Re-class to notes payable and debt settlement payable	(290,000)
Common stock issued for payment	(71,935)
Payments on notes	(7,500)
Balance June 30, 2015	$3,570,829

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of June 30, 2015 and 2014.

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

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Derivative liability – June 30, 2015	$-	$--	$--	$-
Derivative liability – June 30, 2014	$152,253	$--	$--	$152,253

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the year ended June 30, 2015	(152,253)
Balance June 30, 2015	$-

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

At June 30, 2015 and 2014, loss for contingency payable was $592,312 and $592,312, respectively.

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2014. The Company remains subject to examination by the Federal and State tax authorities since inception through June 30, 2015.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2015, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 38,030,374 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

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

None

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2015:

Resources: As of June 30, 2015, we had three full-time employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

(b)  Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2015 that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of June 30, 2015 were as follows:

Name	Age	Position
Curt Thornton	59	Chief Executive Officer, Chairman, President, and Director
Robert Ostrander	61	Vice President, Sales, Business Development, Secretary and Director
Jon Corfino	53	Director

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

For the fiscal year ending June 30, 2015, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2015 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

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

The following table sets forth all compensation paid in respect of the Company’s Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year for the last three completed fiscal years.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year Ended June 30,	Salary ($)(1)	Bonus ($)	All Other Compensation ($)	Total ($)
Curt Thornton	2015	144,000			144,000
Chief Executive Officer	2014	144,000	-	-	144,000
and Principal Financial Officer	2013	144,000	-	-	144,000

Robert Ostrander	2015	125,000	-	-	125,000
Vice President, Sales and	2014	125,000	-	-	125,000
Business Development	2013	125,000	-	-	125,000

Jeff Vrachan	2015	125,000	-	-	125,000
Vice President Engineering	2014	125,000	-	-	125,000
Chief Technology Officer	2013	125,000	-	-	125,000

(1)

In the fiscal years ended June 30, 2013 to June 30, 2015, none of the officers received all of their contractual salary included above. The balance due from each year was accrued as an amount payable.

Curt Thornton received $37,692, $78,669 and $70,000 for the fiscal years ended June 30, 2015, 2014 and 2013. Robert Ostrander received $33,654, $70,708 and $67,308 for the fiscal years ended June 30, 2015, 2014 and 2013. Jeff Vrachan received $33,654, $65,900 and $72,115 for the fiscal years ended June 30, 2015, 2014 and 2013.

Director Compensation

No director received any compensation for services as director for the years ended June 30, 2015 and 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 9, 2015 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Curt Thornton	7,075,200	9.2%
Robert Ostrander	2,725,000	3.5%
Jon Corfino	325,000	0.4%
All officers and directors as a group (3 persons owning stock)	10,125,200	13.2%

Jonathan Shane (3)	19,656,325	20.5%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Provision Holding, Inc. 9253 Eton Avenue, Chatsworth, California 91311.

(2)	Applicable percentage ownership is based on 76,855,376 shares of common stock outstanding as of October 9, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of October 9, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of October 9, 2015, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Beneficial ownership includes 513,864 shares, warrants to purchase 5,809,522 shares and debt convertible into 13,332,939 shares. Address for Jonathan Shane is 11 Old Army Road, Scarsdale, New York 10583.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our financial statements for the fiscal years ended June 30, 2015 and 2014 were audited by RBSM LLP.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by RBSM LLP

The following is a summary of the fees for professional services rendered by RBSM LLP for the years ended June 30, 2015 and 2014.

Fee Category	2015	2014
Audit fees	$52,000	$100,000
Audit-related fees
Tax fees
Other fees
Total Fees	$52,000	$100,000

Audit fees. Audit fees represent fees for professional services performed by RBSM LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. The audit fees in 2014 included fees for the audits of prior years for the Comprehensive Form 10-K filed by the Company

Audit-related fees. We did not incur any other fees for services performed by RBSM LLP, other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2015 or 2014.

Tax Fees. We did not incur any fees for tax services performed by RBSM LLP.

Other fees. RBSM LLP did not receive any other fees during for the fiscal years ended June 30, 2015 or 2014.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Provision Holding, Inc.

Chatsworth, CA 91311

We have audited the accompanying consolidated balance sheet of Provision Holding, Inc. and its subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provision Holding, Inc. at June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of June 30, 2015, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY

October 13, 2015

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND 2014

	2015	2014
ASSETS
CURRENT ASSETS
Cash	$128,968	$739,479
Accounts receivable, related party	75,455	-
Accounts receivable	850	3,444
Inventory	1,477,267	-
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	1,685,540	745,923

EQUIPMENT, net of accumulated depreciation	-	107
PREPAID FINANCING COSTS	457,886	4,688

INTANGIBLES, net of accumulated amortization	157,121	200,095

TOTAL ASSETS	$2,300,547	$950,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,100,171	$1,717,668
Payroll taxes, interest and penalties	655,446	758,269
Accrued interest	2,256,133	2,034,924
Unearned revenue	2,241,820	1,028,000
Debt settlement payable	218,215	-
Loss contingency payable	592,312	592,312
Current portion of convertible debt, net of debt discount of $-0- and $-0-	999,385	3,918,820
Derivative liability	-	152,253
Notes payable	108,000	68,000

TOTAL CURRENT LIABILITIES	9,171,482	10,270,246

CONVERTIBLE DEBT, net of current portion and debt discount of $78,556 and $54,367	2,571,444	45,633

TOTAL LIABILITIES	11,742,926	10,315,879

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share Authorized – 100,000,000 shares Issued and outstanding –75,483,456 and 69,451,849, respectively	75,483	69,452
Additional paid-in capital	19,087,584	18,327,158
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(28,555,446)	(27,711,676)

TOTAL STOCKHOLDERS’ DEFICIT	(9,442,379)	(9,365,066)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,300,547	$950,813

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014

REVENUES
Advertising and hardware revenues	$209,461	$74,943
Service and hardware revenues, related party	365,068	-

TOTAL REVENUES	574,529	74,943

COST OF REVENUES	309,103	12,899

GROSS PROFIT	265,426	62,044

EXPENSES
General and administrative	961,339	511,020
Research and development	127,001	125,586

TOTAL EXPENSES	1,088,340	636,606

(LOSS) FROM OPERATIONS	(822,914)	(574,562)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	152,253	337,088
Gain on debt settlement	73,562	-
Other income	124,788	720
Interest expense	(371,459)	(525,929)

TOTAL OTHER INCOME (EXPENSE)	(20,856)	(188,121)

(LOSS) BEFORE INCOME TAXES	(843,770)	(762,683)

Income tax expense	-	-

NET (LOSS)	$(843,770)	$(762,683)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	72,656,317	68,179,340

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	Common Stock		Additional Paid-in	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, June 30, 2013	67,366,986	$67,367	$18,255,493	$(50,000)	$(26,948,993)	$(8,676,133)

Issuance of common stock for:
Services	75,000	75	11,175			11,250
Debt and accrued interest	1,809,863	1,810	50,690			52,500
Cash	200,000	200	9,800			10,000

Net (loss) for the year ended June 30, 2104					(762,683)	(762,683)

Balance, June 30, 2014	69,451,849	$69,452	$18,327,158	$(50,000)	$(27,711,676)	$(9,365,066)

Issuance of Common Stock, net of fees	1,838,462	1,838	92,652	-	-	94,490

Issuance of Common Stock for Debt and Accrued Interest Conversion	3,445,161	3,445	91,279	-	-	94,724

Issuance of Common Stock for Accounts Payable	747,984	748	75,752	-	-	76,500

Cost of Warrants	-	-	457,886	-	-	457,886

Debt Discount	-	-	42,857	-	-	42,857

Net (loss) for the year Ended June 30, 2015	-	-	-	-	(843,770)	(843,770)

Balance, June 30, 2015	75,483,456	$75,483	$19,087,584	$(50,000)	$(28,555,446)	$(9,442,379)

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(843,770)	$(762,683)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Non-cash compensation	-	11,250
Depreciation expense	107	642
Amortization	2,496	2,496
Amortization of debt discount	18,668	43,225
Change in the fair value of derivative	(152,253)	(337,088)
Gain on debt settlement	(73,562)	-
Reduction of inventory reserve	(33,135)	(11,952)
Changes in operating assets and liabilities:
Other current assets	-	(3,444)
Accounts receivable	(72,861)	-
Inventory	(1,444,132)	11,952
Prepaid financing costs	4,688	122,870
Accounts payable and accrued liabilities	499,481	189,166
Payroll taxes, interest and penalties	(102,823)	86,410
Accrued interest	327,560	397,324
Unearned revenue	1,213,820	894,235
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(655,716)	644,403

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	-	50,000
Payments on debt settlement	(41,785)	-
Payments on notes payable	(7,500)	-
Stock Issued	94,490	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,205	60,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(610,511)	704,403

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	739,479	35,076

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$128,968	$739,479

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 3,445,161 shares of common stock for debt and accrued interest conversion	$94,724	$-

Issuance of 747,9841 shares of common stock for accounts payable	$76,500	$-

Re-class convertible notes into notes payable and debt settlement payable	$290,000	$-

Issuance of 1,809,863 shares of common stock for debt and accrued interest conversion	$-	$52,500

Debt discount on convertible notes	$42,857	$-

Deferred financing cost on warrants issued	$457,886	$-

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

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

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at June 30, 2015 of $28,555,446. The Company has incurred a loss of $843,770 in the year ended June 30, 2015 and has negative working capital of $7,485,942 as of June 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the years ended June 30, 2015 and 2014.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the years ended June 30, 2015 and 2014.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

The Company recorded $2,241,820 and $1,028,000 as of June 30, 2015 and 2014, respectively as deferred revenue and $-0- as related prepaid expenses for uncompleted customer projects as of both June 30, 2015 and 2014.

Significant Customers

During the year ended June 30, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (85%). During the year ended June 30, 2014 the Company had six customers which accounted for more than 10% of the Company’s revenues (10%, 11%, 12%, 12%, 13% and 13%).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the years ended June 30, 2015 and 2014, the Company incurred $127,001 and $125,586, respectively for research and development expense which are included in the consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $-0- and $-0- during the years ended June 30, 2015 and 2014, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – June 30, 2015	$3,570,829	$--	$--	$3,570,829
Convertible notes (net of discount) – June 30, 2014	$3,964,453	$--	$--	$3,964,453

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of June 30, 2015:

Balance at June 30, 2014	$3,964,453
Issuance and extension of notes– net of discount	(42,857)
Accretion of debt discount	18,668
Re-class to notes payable and debt settlement payable	(290,000)
Common stock issued for payment	(71,935)
Payments on notes	(7,500)
Balance June 30, 2015	$3,570,829

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of June 30, 2015 and 2014.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – June 30, 2015	$-	$--	$--	$-
Derivative liability – June 30, 2014	$152,253	$--	$--	$152,253

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the year ended June 30, 2015	(152,253)
Balance June 30, 2015	$-

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

At June 30, 2015 and 2014, loss for contingency payable was $592,312 and $592,312, respectively.

Accounting for Stock Option Based Compensation

The Company calculates compensation costs for all share-based awards to employees based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award).

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2014. The Company remains subject to examination by the Federal and State tax authorities since inception through June 30, 2015.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2015, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 38,030,374 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2          INVENTORY

Inventory consists of raw materials; work in process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	June 30, 2015	June 30, 2014

Raw materials	$262,393	$91,983
Work in process	-	88,247
Finished goods	1,372,239	10,270
	1,634,632	190,500
Less Inventory Reserve	(157,365)	(190,500)
Total	$1,477,267	$-

During the year ended June 30, 2015 the Company reduced inventory reserve by $33,135, respectively, in order to offset the sale of inventory previously reserved. During the year ended June 30, 2014 the Company reduced inventory reserve by $11,952 in order to offset the sale of inventory previously reserved.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

NOTE 3          EQUIPMENT, net

Equipment consists of the following:

	June 30, 2015	June 30, 2014

Furniture and fixtures	$12,492	$12,492
Computer equipment	11,680	11,680
Equipment	4,493	4,493
	28,665	28,665

Less accumulated depreciation	(28,665)	(28,558)

Total	$-	$107

The aggregate depreciation charge to operations was $107 and $642 for the years ended June 30, 2015 and 2014, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 4          INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	June 30, 2015	June 30, 2014

Patents in process	$124,016	$164,494
Patents issued	58,037	58,037
	182,053	222,531

Less accumulated amortization	(24,932)	(22,436)

Total	$157,121	$200,095

The aggregate amortization expense charged to operations was $2,496 and $2,496 for years ended June 30, 2015 and 2014, respectively. The amortization policies followed by the Company are described in Note 1.

During the year ended June 30, 2015, the Company wrote off $40,478 of patents in process as the result of debt forgiveness from the related patent consultant accrued payables.

NOTE 5          DEBT SETTLEMENT

During February 2015 the Company settled with a convertible note holder to repay the principal and accrued interest due with an interest free scheduled payment plan. On the date of the settlement the principal and accrued interest had a total value of $333,563. The scheduled payment plan calls for payments totaling $260,000. Accordingly, the Company recorded $73,563 of gain on debt extinguishment. The Company paid $41,785 on this debt settlement during the year ended June 30, 2015. The remaining balance is $218,215 at June 30, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

NOTE 6          CONVERTIBLE DEBT

Convertible debt consists of the following:

	June 30, 2015	June 30, 2014

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to July 2017 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$2,899,385	$3,268,820
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017.	750,000	750,000
Unamortized debt discount	(78,556)	(54,367)
	3,570,829	3,964,453
Less current portion	(999,385)	(3,918,820)
Convertible debt, net of current portion and debt discount	$2,571,444	$45,633

During the year ended June 30, 2015, $40,000 convertible notes was re-classed to notes payable, $250,000 was re-classed to debt settlement payable, $71,935 was converted into shares and $7,500 was loan repaid in cash.

On June 30, 2015, the certain note holders agreed to extend the due dates of $2,550,000 of notes payable to July 1, 2017. This extended notes being convertible in nature with fixed conversion prices and therefore the Company accounted $42,857 as debt discount and to be amortized over the term of notes.

Accrued and unpaid interest for these convertible notes payable at June 30, 2015 and 2014 was $1,520,620 and $1,385,959, respectively.

For the years ended June 30, 2015 and 2014, $18,668 and $43,225 was amortized of debt discount and shown as interest expenses, respectively.

For the years ended June 30, 2015 and 2014, $241,012 and $316,443 was charged as interest on debt and shown as interest expenses, respectively.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

NOTE 6          CONVERTIBLE DEBT (Continued)

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

During the years ended June 30, 2015 and 2014, the Company recorded the loss (gain) in fair value of derivative ($152,253) and ($306,258), respectively.

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2014	$152,253
Initial measurement at issuance date of the notes	-
Change in derivative liability during the year ended June 30, 2015	(152,235)
Balance June 30, 2015	$-

NOTE 7          NOTES PAYABLE

At June 30, 2015, $108,000 of debt was outstanding with interest rates of 8% to 15%.

Accrued and unpaid interest for these notes payable at June 30, 2015 and 2014 was $39,349 and $27,801, respectively.

For the years ended June 30, 2015 and 2014, $11,549and $7,347 was charged as interest on debt and shown as interest expenses, respectively.

NOTE 8          COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $74,439 and $68,787 for the years ended June 30, 2015 and 2014, respectively.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $655,446 and 758,269 at June 30, 2015 and June 30, 2014, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

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

Common Stock

As of June 30, 2015 and 2014, there were 75,483,456 and 69,451,849 shares of common stock issued and outstanding, respectively.

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

During May 2015, the Company issued 300,000 shares of its common stock in payment of an outstanding liability in the amount of $31,500.

During May 2015, the Company issued 447,984 shares of its common stock in payment of an outstanding liability in the amount of $45,000.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

NOTE 9          EQUITY (Continued)

Warrants

Warrant activity during the year ended June 30, 2015, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30,2014	14,723,268	$0.13	$759,284
Granted	50,000	0.15	7,500
Exercised	-	-	-
Expired	(6,022,080)	0.13	796,408
Outstanding and exercisable at June 30, 2015	8,751,189	$0.14	$406,131

During the year ended June 30, 2015, the Company issued warrants to purchase 50,000 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $0.15 per share and expire within year from the date of issue and the same was accounted as deferred financing cost and valued $2,139 as of June 30, 2015.

On June 30, 2015, the certain note holders agreed to extend the due dates of 6,809,522 warrants to July 1, 2018. These warrants have an exercise price of $0.01 to $0.20 per share and expire within three years from the date of issue and the same was accounted as deferred financing cost and valued $455,747 as of June 30, 2015.

The fair value of the described above warrants was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.28% to 1.01%;
(2) dividend yield of	0%;
(3) volatility factor of	146%;
(4) an expected life of the conversion feature of	1 to 3 years, and
(5) estimated fair value of the company’s common stock of	$0.09 per share.

Stock Option Plan

There were no new options granted or exercised during the years ended June 30, 2015 and 2014. Total options outstanding as of June 30, 2015 and 2014 were none.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

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

For the year ended June 30, 2015 total revenue includes $365,068 revenue from a related party.

Also, total accounts receivables as of June 30, 2015 of $76,305 includes $75,455 receivables from a related party. Further, total unearned revenue as of June 30, 2015 of $2,241,820 includes $1,213,820 advance for sales order received from a related party.

NOTE 11        INCOME TAXES

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

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At June 30, 2015 and 2014, deferred income tax assets, which are fully reserved, were comprised primarily of the net operating loss carryforwards of approximately $20,675,000 and $19,700,000, respectively.

The valuation allowance increased by $390,000 and $400,000 during the years ended June 30, 2015 and 2014, respectively, as a result of the increase in the net operating carryforwards.

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $20,675,000 as of June 30, 2015 that expire through 2035, $19,700,000 as of June 30, 2014 that expire through 2034. Additionally, the ultimate utilization of net operating losses may be limited by change of control provision under section 382 of the Internal Revenue Code.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015

NOTE 12        LEGAL PROCEEDINGS

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

NOTE 13        SUBSEQUENT EVENTS

During July 2015 the Company issued 300,000 shares to a consultant for services.

During August 2015 the Company issued 1,796,296 shares issued for a debt conversion.

During October 2015 the Company issued 60,000 shares to a consultant for services.

During the month ended September 30, 2015, the Company issued $2,310,400 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis.

On or after six months from the original issue date, the Subscriber will have the right, at the Subscriber's option, to convert all or any portion of the principal and any accrued but unpaid interest into shares of the Company’s Common Stock at a Conversion Price of $0.10. The Conversion Price may be adjusted for any merger, stock split or dividend. Interest shall be payable at the rate of 12% per annum and shall be due and payable quarterly, in arrears, with the initial interest payment due September 30, 2015 (from the date of issuance), and continuing thereafter on each successive December 31, March 31, June 30 and September 30 and of each year. Standard events of default such as failure to pay interest or principal on the Notes, failure to convert the Notes, and certain events related to insolvency.

The Exercise Price of each Warrant is $0.15 per share. Each Warrant expires five years after issuance. The Exercise Price may be adjusted for any merger, stock split or dividend.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVISION HOLDING, INC.

Dated: October 13, 2015	By	/s/ Curt Thornton
Name: Curt Thornton
Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on October 13, 2015, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Curt Thornton	Chief Executive Officer and President
Curt Thornton	Chairman of the Board and Director

/s/ Robert Ostrander	Vice President, Sales, Business Development,
Robert Ostrander	Secretary and Director

/s/ Jon Corfino	Director
Jon Corfino

23