Form 10-Q
period 2015-09-30
Provision Holding, Inc.
filed 2015-11-23
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

There were 76,855,376 shares of the Registrant’s $0.01 par value common stock outstanding as of November 20, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 Unaudited	June 30, 2015
ASSETS
CURRENT ASSETS
Cash	$1,803,336	$128,968
Accounts receivable, related party	315,695	75,455
Accounts receivable	850	850
Inventory, net	633,853	1,477,267
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	2,756,734	1,685,540

EQUIPMENT, net of accumulated depreciation	-	-
PREPAID FINANCING COSTS	889,647	457,886

INTANGIBLES, net of accumulated amortization	156,497	157,121

TOTAL ASSETS	$3,802,878	$2,300,547

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,085,868	$2,100,171
Payroll taxes, interest and penalties	701,706	655,446
Accrued interest	2,326,271	2,256,133
Unearned revenue	1,387,673	2,241,820
Debt settlement payable	151,075	218,215
Loss contingency payable	-	592,312
Derivative liability	85,960	-
Current portion of convertible debt, net of debt discount of $-0- and $-0-	744,385	999,385
Notes payable	108,000	108,000

TOTAL CURRENT LIABILITIES	7,590,938	9,171,482

CONVERTIBLE DEBT, net of current portion and unamortized debt discount of $68,465 and $78,556 and net of unamortized warrant discount of $315,360 and $-0-	4,771,575	2,571,444

TOTAL LIABILITIES	12,362,513	11,742,926

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share Authorized – 100,000,000 shares Issued and outstanding – 77,579,752 and 75,483,456, respectively	77,580	75,483
Additional paid-in capital	19,886,058	19,087,584
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(28,473,273)	(28,555,446)

TOTAL STOCKHOLDERS’ DEFICIT	(8,559,635)	(9,442,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,802,878	$2,300,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,
	2015	2014

REVENUES
Advertising and hardware revenues	$51,541	$8,135
Service and hardware revenues, related party	1,118,925	41,513

TOTAL REVENUES	1,170,466	49,648

COST OF REVENUES	919,952	24,843

GROSS PROFIT	250,514	24,805

EXPENSES
General and administrative	298,196	249,179
Research and development	32,069	33,142

TOTAL EXPENSES	330,265	282,321

(LOSS) FROM OPERATIONS	(79,751)	(257,516)

OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	(85,960)	-
Change in fair value of derivative	-	22,837
Gain on forgiveness of debt	597,312	-
Other income	2,876	-
Interest expense	(352,304)	(86,998)

TOTAL OTHER INCOME (EXPENSE)	161,924	(64,161)

INCOME (LOSS) BEFORE INCOME TAXES	82,173	(321,677)

Income tax expense	-	-

NET INCOME (LOSS)	$82,173	$(321,677)

NET INCOME (LOSS) PER COMMON SHARE

Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and Diluted	76,870,332	69,537,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

	Common Stock		Additional Paid-in	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, June 30, 2015	75,483,456	$75,483	$19,087,584	$(50,000)	$(28,555,446)	$(9,442,379)
Issuance of Common Stock on conversion of Debt and Accrued Interest	1,796,296	1,797	95,203	-	-	97,000
Issuance of Common Stock for Services Received	300,000	300	20,700	-	-	21,000
Derivative liability reclass to additional paid in capital upon notes conversion	-	-	182,701	-	-	182,701
Fair value of warrants issued for deferred finance cost	-	-	177,800	-	-	177,800
Fair value of warrants issued in connection with convertible notes	-	-	322,070	-	-	322,070
Net loss for the three Months ended September 30, 2015	-	-	-	-	82,173	82,173
Balance, September 30, 2015	77,579,752	$77,580	$19,886,058	$(50,000)	$(28,473,273)	$(8,559,635)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$82,173	$(321,677)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Non-cash compensation	21,000	-
Gain on forgiveness of debt	(597,312)
Depreciation expense	-	107
Amortization	624	624
Amortization of prepaid financing cost	58,079	1,563
Amortization of debt discount	48,584	4,705
Amortization of warrant discount	6,710	-
Change in the fair value of derivative liability	-	(22,837)
Derivative liability expense – insufficient shares	85,960	-
Non-cash interest expenses	144,208	217
Changes in operating assets and liabilities:
Accounts receivable	(240,240)	(38,993)
Inventory	843,414	(8,087)
Prepaid financing costs	-	-
Accounts payable and accrued liabilities	(20,253)	82,805
Payroll taxes, interest and penalties	46,260	(51,202)
Accrued interest	112,138	75,062
Unearned revenue	(854,147)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(262,802)	(277,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of fees	2,004,310	-
Payments on debt settlement	(67,140)	-
Payments on notes payable		(5,000)
Stock Issued for cash	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,937,170	95,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,674,368	(182,713)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	128,968	739,479

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,803,336	$556,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

UNAUDITED

	Three Months Ended September 30,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$97,000	$2,717

Debt discount on convertible notes	$38,493	$-

Fair value of warrant issued for debt discount and deferred financing cost	$499,870	$-

Derivative liability expense – insufficient shares	$85,960	$-

Re-class convertible notes into notes payable	$-	$40,000

Initial derivative liability on the notes issuance date	$182,701	$-

Derivative liability reclass into additional paid in capital upon notes conversion	$182,701	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION

Business Description and Presentation

Provision Holding, Inc. (“Provision” or the “Company”) focused on the development and distribution of Provision’s patented three-dimensional, holographic interactive displays focused at grabbing and holding consumer attention particularly and initially in the advertising and product merchandising markets. The systems display a moving 3D image size to forty inches in front of the display, projecting a digital video image out into space detached from any screen, rendering truly independent floating images featuring high definition and crisp visibility from far distances. The nearest comparable to this technology can be seen in motion pictures such as Star Wars and Minority Report, where objects and humans are represented through full-motion holograms.

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

Corporate History

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

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at September 30, 2015 of $28,473,273. The Company has negative working capital of $4,834,204 as of September 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION

Basis of presentation

Throughout this report, the terms “we”, “us”, “ours”, “Provision” and “company” refer to Provision Holding, Inc., including its wholly-owned subsidiary. The condensed consolidated balance sheet presented as of June 30, 2015 has been derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, (instructions to Form 10-Q and Article 10 of Regulation S-X). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the fiscal year ended June 30, 2015 included in Provision’s Annual Report on Form 10-K filed with the SEC on October 13, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended September 30, 2015 are not necessarily indicative of the results for the fiscal year ending June 30, 2016.

Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company's significant accounting policies during the three months ended September 30, 2015 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Management makes estimates that affect certain accounts including, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of nine months or less when purchased, to be cash equivalents. As of September 30, 2015 and June 30, 2015, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION

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

The Company recorded $1,387,673 and $2,241,820 as of September 30, 2015 and June 30, 2015, respectively as deferred revenue and $-0- as related prepaid expenses for uncompleted customer projects as of both September 30, 2015 and June 30, 2015.

Significant Customers

During the three months ended September 30, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (96%). During the three months ended September 30, 2014 the Company had one customer which accounted for more than 10% of the Company’s revenues (82%).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended September 30, 2015 and 2014, the Company incurred $32,069 and $33,142, respectively for research and development expense which are included in the consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – September 30, 2015	$5,515,960	$-	$-	$5,515,960
Convertible notes (net of discount) – June 30, 2015	$3,570,829	$-	$-	$3,570,829
Derivative liability – September 30, 2015	$85,960	$-	$-	$85,960
Derivative liability – June 30, 2015	$-	$-	$-	$-

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of September 30, 2015:

Balance at June 30, 2015	$3,570,829
Issuance and extension of notes– net of discount	1,949,837
Accretion of debt discount	55,294
Re-class to notes payable and debt settlement payable	-
Common stock issued for payment	(60,000)
Payments on notes	-
Balance September 30, 2015	$5,515,960

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of September 30, 2015 and June 30, 2015.

Derivative Financial Instruments

The Company evaluates our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts, such as registration rights. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the latest maturity date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the warrants are exercised, expire, the related rights have been waived and/or the authorized share capital has been amended to accommodate settlement of these contracts. These instruments do not trade in an active securities market.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company estimates the fair value of these instruments using the Black-Scholes option pricing model and the intrinsic value if the convertible notes are due on demand.

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015	$-
Derivative liability – insufficient shares	85,960
Initial measurement at issuance date of the notes	182,701
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Balance September 30, 2015	$85,960

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

At September 30, 2015 and June 30, 2015, loss for contingency payable was $-0- and $592,312, respectively.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2015, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 69,085,471 shares of common stock. 15,619,778 of these shares are included in the computation as their effect would be dilutive.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	12,339,998
Convertible debt and notes payable including accrued interest	41,125,695
53,465,693

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION

Material Equity Instruments

The Company evaluates stock options, stock warrants and other contracts (convertible promissory note payable) to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of  ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815”).  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts. Pursuant to SEC staff guidance that permits a sequencing approach based on the use of ASC 840-15-25 which provides guidance for contracts that permit partial net share settlement. The sequencing approach may be applied in one of two ways: contracts may be evaluated based on (1) earliest issuance date or (2) latest maturity date. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the earliest maturity date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the convertible notes or warrants are exercised, expire, the related rights have been waived and/or the authorized share capital has been amended to accommodate settlement of these contracts. These instruments do not trade in an active securities market.

As of September 30, 2015, the Company has recorded a charge for the derivative liability resulting from the Company having insufficient shares of $85,960. This derivative liability is a result of the embedded conversion features of the notes payable to convert 18,231,003 shares, at fixed prices ranging from $0.04 to $1.00 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly the reclassification of the value of these derivatives had no impact on the Company’s financial statements.

Recent Accounting Pronouncements

ASU 2015-15

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-14

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2          INVENTORY

Inventory consists of raw materials; work in process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	September 30, 2015	June 30, 2015

Raw materials	$262,393	$262,393
Work in process	-	-
Finished goods	528,825	1,372,239
	791,218	1,634,632
Less Inventory Reserve	(157,365)	(157,365)
Total	$633,853	$1,477,267

During the three months ended September 30, 2015 and 2014, the inventory reserve remained unchanged, respectively.

NOTE 3          PROPERTY and EQUIPMENT, net

Equipment consists of the following:

	September 30, 2015	June 30, 2015

Furniture and fixtures	$12,492	$12,492
Computer equipment	11,680	11,680
Equipment	4,493	4,493
	28,665	28,665
Less accumulated depreciation	(28,665)	(28,665)
Total	$-	$-

The aggregate depreciation charge to operations was $-0- and $107 for the three months ended September 30, 2015 and 2014, respectively. The depreciation policies followed by the Company are described in Note 1.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 4          INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	September 30, 2015	June 30, 2015

Patents in process	$124,016	$124,016
Patents issued	58,037	58,037
	182,053	182,053

Less accumulated amortization	(25,556)	(24,932)

Total	$156,497	$157,121

The aggregate amortization expense charged to operations was $624 and $624 for three months ended September 30, 2015 and 2014, respectively. The amortization policies followed by the Company are described in Note 1.

As of September 30, 2015, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2016 (remaining nine months)	$1,872
June 30, 2017	2,496
June 30, 2018	2,496
June 30, 2019	2,496
June 30, 2020	2,496
Thereafter	144,641

Total	$156,497

NOTE 5          DEBT SETTLEMENT

During February 2015 the Company settled with a convertible note holder to repay the principal and accrued interest due with an interest free scheduled payment plan. On the date of the settlement the principal and accrued interest had a total value of $333,563. The scheduled payment plan calls for payments totaling $260,000. Accordingly, the Company recorded $73,563 of gain on debt extinguishment. The Company repaid $67,140 on this debt during the three months ended September 30, 2015. The remaining balance is $151,075 at September 30, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 6          CONVERTIBLE DEBT

Convertible debt consists of the following:

	September 30, 2015	June 30, 2015

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to July 2017 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$5,149,785	$2,899,385
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017.	750,000	750,000
Unamortized warrants discount to notes	(315,360)	-
Unamortized debt discount	(68,465)	(78,556)
	5,515,960	3,570,829
Less current portion	(744,385)	(999,385)
Convertible debt, net of current portion and debt discount	$4,771,575	$2,571,444

During the month ended September 30, 2015, the Company issued $2,310,400 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis. The Company received net proceeds of $2,004,340, balance $243,040 was shown as deferred financing cost and $63,020 was adjusted against the old accounts payable. In relation to the above note, the Company incurred $69,000 as additional deferred financing cost. For the three months ended September 30, 2015, the Company charged $11,584 as amortization of deferred financing cost.

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

Accrued and unpaid interest for these convertible notes payable at September 30, 2015 and June 30, 2015 was $2,285,217 and $2,216,784, respectively.

For the three months ended September 30, 2015 and 2014, $48,584 and $4,705 was amortized of debt discount and shown as interest expenses, respectively.

For the three months ended September 30, 2015 and 2014, $75,818 and $54,675 was charged as interest on debt and shown as interest expenses, respectively.

Derivative Liability

On August 3, 2015, the Company entered into a Loan Agreement with an investor pursuant to which the Company reissued a convertible promissory note from a selling investor in the principal amount of for up to $97,000. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The Conversion Price is the 70% of the VWAP for the prior 30 days, not lower than $0.07. The Note accrues interest at a rate of 8% per annum and matures on August 3, 2018. The note was sold to an investor on August 5, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 6          CONVERTIBLE DEBT

Due to the variable conversion price associated with this convertible promissory note, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.

The initial fair value of the embedded debt derivative of $102,296 was allocated as a debt discount $27,714 was determined using intrinsic value with the remainder $74,582 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	145%,
(3) risk-free interest rate of	0.99%,
(4) expected life of	3 years, and
(5) fair value of the Company’s common stock of	$0.09 per share.

On August 5, 2015, the Company entered into a Loan Agreement with an investor pursuant to which the Company reissued a convertible promissory note from a selling investor in the principal amount of for up to $97,000. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The Conversion Price is the 90% of the current fair market price, not lower than $0.05. The Note accrues interest at a rate of 8% per annum and matures on August 5, 2017. The note was fully converted August 5, 2015.

Due to the variable conversion price associated with this convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.

The initial fair value of the embedded debt derivative of $80,405 was allocated as a debt discount $10,778 was determined using intrinsic value with the remainder $69,627 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	156%,
(3) risk-free interest rate of	0.73%,
(4) expected life of	2 years, and
(5) fair value of the Company’s common stock of	$0.06 per share.

During the three months ended September 30, 2015 and 2014, the Company recorded the loss (gain) in fair value of derivative $-0- and ($22,837), respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015	$-
Derivative liability – insufficient shares	85,960
Warrants	-
Initial measurement at issuance date of the notes	182,701
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Balance September 30, 2015	$85,960

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 7          Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 6) and warrants (Note 10), which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at September 30, 2015 and 2014:

	2015	2014
Embedded conversion features	$-	$-
Warrants	-	-
Insufficient shares	85,960
Derivative financial instruments	$85,960	$-

These derivative financial instruments arise as a result of applying ASC 815 Derivative and Hedging (“ASC 815”), which requires the Company to make a determination whether an equity-linked financial instrument, or embedded feature, is indexed to the entity’s own stock. This guidance applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own stock.

During the three months ended September 30, 2015, the Company issued notes with embedded conversion features and warrants to purchase common stock and the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

Subsequent to September 30, 2105, the Company intends to request stockholder approval through written shareholder consent to increase the authorized shares of common stock in the Company from 100,000,000 to an amount, which would be a sufficient to fully settle all the outstanding contracts.

NOTE 8          NOTES PAYABLE

At September 30, 2015, $108,000 of debt was outstanding with interest rates of 8% to 15%.

Accrued and unpaid interest for these notes payable at September 30, 2015 and June 30, 2015 was $41,054 and $39,349, respectively.

For the three months ended September 30, 2015 and 2014, $1,705 and $1,482 was charged as interest on debt and shown as interest expenses, respectively.

NOTE 9          COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $18,456 and $18,456 for the three months ended September 30, 2015 and 2014, respectively.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $701,706 and $655,446 at September 30, 2015 and June 30, 2015, respectively

NOTE 10          EQUITY

Preferred Stock

As of date, there were none shares of preferred stock issued and outstanding.

Common Stock

As of September 30, 2015 and June 30, 2015, there were 77,579,752 and 75,483,456 shares of common stock issued and outstanding, respectively.

During the three months ended September 30, 2015, the Company issued 300,000 shares of common stock in exchange for consulting services amounts to $21,000 received.

During the three months ended September 30, 2015 the Company issued 1,796,296 shares of its common stock in payment of $97,000 debt and accrued interest.

Warrants

Warrant activity during the three months ended September 30, 2015, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30,2015	8,751,189	$0.14	$406,131
Granted	7,331,200	0.13	-
Exercised	-	-	-
Expired
Outstanding and exercisable at September 30, 2015	16,082,389	$0.13	$709,483

During the three months ended September 30, 2015, the Company issued warrants to purchase 4,620,800 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $0.15 per share and expire within five years from the date of issue and the same was accounted as deferred financing cost and valued $322,070 as of September 30, 2015.

During the three months ended September 30, 2015, the Company issued warrants to purchase 2,710,400 shares of common stock for professional fees related to the issuances of convertible notes.  These warrants have an exercise price of $0.07 to $0.10 per share and expire within three years from the date of issue and the same was accounted as deferred financing cost and valued $177,800 as of September 30, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 10          EQUITY

The fair value of the described above warrants was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.82% to 0.92%;
(2) dividend yield of	0%;
(3) volatility factor of	148%;
(4) an expected life of the conversion feature of	3 to 5 years, and
(5) estimated fair value of the company’s common stock of	$0.07 to $0.10 per share.

Stock Option Plan

There were no new options granted or exercised during the three months ended September 30, 2015 and 2014. There are no stock options outstanding as of September 30, 2015 and June 30, 2015.

NOTE 11        RELATED ENTITY ACTIVITIES

ProDava 3D

On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to help the Company launch the 3D network in Rite Aid. The agreement creates a newly-formed entity, ProDava 3D, LLC (“ProDava 3D”), to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. ProDava 3D may purchase up to $50 million in 3D Savings Center kiosks. The agreement calls for an initial purchase of $2 million of 3D Savings Center kiosks. The Company will generate revenues and gross profit from the sale of machines to ProDava 3D. The Company will also earn advertising revenue from advertisements in Rite Aid earned by ProDava 3D.

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

For the three months ended September 30, 2015 and 2014 total revenue includes $1,118,925 and $zero, respectively, revenue from a related party.

Also, total accounts receivables as of September 30, 2015 of $316,545 includes $315,695 receivables from a related party. Further, total unearned revenue as of September 30, 2015 of $1,387,673 includes $359,673 advance for sales order received from a related party.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 12        LEGAL PROCEEDINGS

On August 26, 2004, in order to protect its legal rights and in the best interest of the shareholders at large, the Company filed, in the Superior Court of California, a complaint alleging breach of contract, rescission, tortuous interference and fraud with Betacorp Management, Inc. In an effort to resolve all outstanding issues, the parties agreed, in good faith, to enter into arbitration in the State of Texas, domicile of the defendants. On August 11, 2006, a judgment was awarded against the Company in the sum of $592,312. A contingency loss of $592,312 was charged to operations during the year ended June 30, 2007. Subsequently, The Company filed a counter lawsuit and was awarded a default judgement in its favour, and as such removed the contingency loss during the three months ended September 30, 2015.

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

During the month ended October 31, 2015, the Company issued $983,000 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company's Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company's Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis similar to other notes issued during the quarter ended September 30, 2015. The Company received net proceeds of $884,700 with a deduction of $98,300 in financing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K filed with the Securities and Exchange Commission.

THIS FILING, INCLUDING BUT NOT LIMITED TO “MANAGEMENT’S DISCUSSION AND ANALYSIS”, CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN SOCIAL, AND ECONOMIC CONDITIONS, AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE MARKET PENETRATION AND CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE.

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

We have now aligned a retail chain, a hardware purchaser to buy 3D Savings Center kiosks to install into the retail chain and advertising agencies to sell ads for the 3D Savings Center kiosks and expect to generate revenue from hardware sales and advertising sales in the year ended June 30, 2016.

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company began shipping the first 200 kiosks to be installed in stores at the end of March 2015, with installation and deployment continuing through December. Currently, . more than 150 3D Savings Center Kiosks have been successfully installed. We will commence operations in these stores and should start to produce advertising revenue in 2016. With the successful incorporation of Rite Aid’s wellness and loyalty program, now known as “Plenti”onto the 3D Savings Center kiosks in New York and Los Angeles, we will then continue to expand with 800 additional stores in Rite Aid’s top 10 demographic markets in 2015, and make plans for additional Rite Aid stores and markets after that. The Company will earn advertising revenue from advertisements in Rite Aid.

ProDava 3D

On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to help the Company launch the 3D network in Rite Aid. The agreement creates a newly-formed entity, ProDava 3D, LLC (“ProDava 3D”), to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. ProDava 3D may purchase up to $50 million in 3D Savings Center kiosks. The Company generated revenues and gross profit from the sale of machines to ProDava 3D during the fiscal quarter ended September 30, 2015. The Company will also will earn advertising revenue from advertisements in Rite Aid earned by ProDava 3D.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of November 20, 2015 we have 3 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

REVENUES
Advertising and hardware revenues	$51,541	$8,135
Service and hardware revenues, related party	1,118,925	41,513
TOTAL REVENUES	1,170,466	49,648
COST OF REVENUES	919,952	24,843
GROSS PROFIT	250,514	24,805
EXPENSES	330,265	282,321
(LOSS) FROM OPERATIONS	(79,751)	(257,516)
OTHER INCOME (EXPENSE)
Derivative liability expense	(85,960)	-
Change in fair value of derivative	-	22,837
Gain on forgiveness of debt	597,312	-
Other income	2,876	-
Interest expense	(352,304)	(86,998)
TOTAL OTHER INCOME (EXPENSE)	161,924	(64,161)
NET INCOME (LOSS)	$82,173	(321,677)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the quarter ended September 30, 2015 were $1,170,466, an increase from $49,648 generated in the quarter ended September 30, 2014. The increase in revenues was primarily from an increase in related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to form ProDava 3D LLC to help the Company launch the 3D network in Rite Aid.

During the three months ended September 30, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (96%).

COST OF REVENUES

Cost of revenues for the quarter ended September 30, 2015 was $919,952 from $24,843 incurred in the quarter ended September 30, 2014. Cost of revenues for the fiscal quarter ended September 30, 2015 increased as a result of the large increase in sales.

OPERATING EXPENSES

The Company incurred $330,265 in operating expenses for the quarter ended September 30, 2015; an increase from $282,321 incurred during the quarter ended September 30, 2014 primarily as a result of increased general and administrative expenses while research and development expenses remained relatively flat. General and administrative expenses for the quarter ended September 30, 2015 increased primarily as a result of accounting and legal costs due to the Company completing several overdue SEC filings and additional travel expenses related to the supervision of the installations of kiosks during the quater.

OTHER EXPENSES

The company had various miscellaneous income and expenses. The largest gain was a gain of $592,312 during the three months ended September 30, 2015 on extinguishment of debt of a previously recorded contingency loss after it filed a lawsuit and was awarded a default judgement in its favor from a dispute that started in 2004 with Betacorp Management, Inc.

The Company also recorded additional interest expense related to the issuance of convertible notes during the quarter ended September 30, 2015 and a charge of $85,960 for the derivative liability resulting from the Company having insufficient shares for issued and outstanding common stock equivalents. The Company plans to authorize additional shares during the quarter ending December 31, 2015.

NET LOSS:

The Company had net income of $82,173 or the quarter ended September 30, 2015 compared to net loss of $321,677 for the quarter ended September 30, 2014. The net income in the quarter ended September 30, 2015 was primarily a result of higher gross profit ($225,709) in 2015 and the gain on forgiveness of debt ($597,312) partially offset by higher interest expense ($265,306) and increased expenses ($47,944) and derivative liability expense ($85,960)

Liquidity and Capital Resources

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at September 30, 2015 of $28,473,273. While the Company had a net gain in the quarter ended September 30, 2015, the Company still had a loss from operations. The historical losses raise doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

To raise cash, during the month ended September 30, 2015, the Company issued $2,310,400 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis. The Company received net proceeds of $2,004,340, balance $243,040 was shown as deferred financing cost and $63,020 was adjusted against the old accounts payable. In relation to the above note, the Company incurred $69,000 as additional deferred financing cost. For the three months ended September 30, 2015, the Company charged $11,584 as amortization of deferred financing cost.

The Company does have $1,803,336 in cash as of September 30, 2015 as a result of a issuance of convertible debt. Failure to raise additional capital or improve its performance in the next 12 months, however, will cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the three months ended September 30, 2015, the Company used $262,802 of cash for operating activities compared to a use of $277,713 in the three months ended September 30, 2014. Cash used was due an increase of approximately $150,000 as a result of the net gain offset by non-cash items and an increase in net operating assets and liabilities, primarily accounts receivable. Cash from financing activities was higher in 2015 as a result of proceeds from the issuance of convertible notes.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of nine months or less when purchased, to be cash equivalents. As of September 30, 2015 and June 30, 2015, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

The Company recorded $1,387,673 and $2,241,820 as of September 30, 2015 and June 30, 2015, respectively as deferred revenue and $-0- as related prepaid expenses for uncompleted customer projects as of both September 30, 2015 and June 30, 2015.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – September 30, 2015	$5,515,960	$-	$-	$5,515,960
Convertible notes (net of discount) – June 30, 2015	$3,570,829	$-	$-	$3,570,829
Derivative liability – September 30, 2015	$85,960	$-	$-	$85,960
Derivative liability – June 30, 2015	$-	$-	$-	$-

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of September 30, 2015:

Balance at June 30, 2015	$3,570,829
Issuance and extension of notes– net of discount	1,949,837
Accretion of debt discount	55,294
Re-class to notes payable and debt settlement payable	-
Common stock issued for payment	(60,000)
Payments on notes	-
Balance September 30, 2015	$5,515,960

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of September 30, 2015 and June 30, 2015.

Derivative Financial Instruments

The Company evaluates our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts, such as registration rights. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the latest maturity date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the warrants are exercised, expire, the related rights have been waived and/or the authorized share capital has been amended to accommodate settlement of these contracts. These instruments do not trade in an active securities market.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company estimates the fair value of these instruments using the Black-Scholes option pricing model and the intrinsic value if the convertible notes are due on demand.

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015	$-
Derivative liability – insufficient shares	85,960
Initial measurement at issuance date of the notes	182,701
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Balance September 30, 2015	$85,960

Material Equity Instruments

The Company evaluates stock options, stock warrants and other contracts (convertible promissory note payable) to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of  ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815”).  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts. Pursuant to SEC staff guidance that permits a sequencing approach based on the use of ASC 840-15-25 which provides guidance for contracts that permit partial net share settlement. The sequencing approach may be applied in one of two ways: contracts may be evaluated based on (1) earliest issuance date or (2) latest maturity date. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the earliest maturity date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the convertible notes or warrants are exercised, expire, the related rights have been waived and/or the authorized share capital has been amended to accommodate settlement of these contracts. These instruments do not trade in an active securities market.

As of September 30, 2015, the Company has recorded a charge for the derivative liability resulting from the Company having insufficient shares of $85,960. This derivative liability is a result of the embedded conversion features of the notes payable to convert 18,231,003 shares, at fixed prices ranging from $0.04 to $1.00 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly the reclassification of the value of these derivatives had no impact on the Company’s financial statements.

Recent Accounting Pronouncements

ASU 2015-15

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-14

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows. There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board are as follows: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The Company intends to establish policies and procedures that will remediate the related material weaknesses.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. There are no material items of litigation at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, the Company issued 300,000 shares of common stock in exchange for consulting services amounts to $21,000 received.

During the three months ended September 30, 2015 the Company issued 1,796,296 shares of its common stock in payment of $97,000 debt and accrued interest.

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

PROVISION HOLDING, INC.

Dated: November 23, 2015	By:	/s/ Curt Thornton
Name: Curt Thornton Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

31