Form 10-Q
period 2015-12-31
Provision Holding, Inc.
filed 2016-02-16
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

There were 77,718,709 shares of the Registrant’s $0.001 par value common stock outstanding as of February 12, 2016.

Item 1. Financial Statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015 Unaudited	June 30, 2015
ASSETS
CURRENT ASSETS
Cash	$2,864,428	$128,968
Accounts receivable, related party	–	75,455
Accounts receivable	850	850
Inventory, net	1,548,643	1,477,267
Prepaid expenses	166,139	–
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	4,583,060	1,685,540

EQUIPMENT, net of accumulated depreciation	13,750	–
PREPAID FINANCING COSTS	1,037,197	457,886

INTANGIBLES, net of accumulated amortization	155,873	157,121

TOTAL ASSETS	$5,789,880	$2,300,547

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,725,297	$2,100,171
Payroll taxes, interest and penalties	722,349	655,446
Accrued interest	2,501,685	2,256,133
Unearned revenue	2,470,551	2,241,820
Debt settlement payable	117,505	218,215
Loss contingency payable	–	592,312
Current portion of convertible debt, net of debt discount of $-0- and $-0-	716,885	999,385
Notes payable	108,000	108,000

TOTAL CURRENT LIABILITIES	8,362,272	9,171,482

CONVERTIBLE DEBT, net of current portion and unamortized debt discount of $58,373 and $78,556 and net of unamortized warrant discount of $473,880 and $-0-	6,157,147	2,571,444
Nonconvertible series A preferred stock, related party	100	–

TOTAL LIABILITIES	14,519,519	11,742,926

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Issued and outstanding – 1,000 and -0- shares, respectively	–	–
Common stock, par value $0.001 per share Authorized –200,000,000 shares and 100,000,000 shares; respectively - issued and outstanding – 78,139,752 and 75,483,456, respectively	78,140	75,483
Additional paid-in capital	20,318,498	19,087,584
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(29,076,277)	(28,555,446)

TOTAL STOCKHOLDERS’ DEFICIT	(8,729,639)	(9,442,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,789,880	$2,300,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
REVENUES
Advertising and hardware revenues	$6,725	$6,170	$58,266	$14,305
Service related revenues – related party	2,195,205	72,627	3,314,130	114,140
TOTAL REVENUES	2,201,930	78,797	3,372,396	128,445
COST OF REVENUES	1,902,108	70,689	2,822,060	95,532
GROSS PROFIT	299,822	8,108	550,336	32,913
EXPENSES
General and administrative	451,452	165,116	749,648	414,295
Research and development	64,830	31,359	96,899	64,501
TOTAL EXPENSES	516,282	196,475	846,547	478,796
LOSS FROM OPERATIONS	(216,460)	(188,367)	(296,211)	(445,883)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	–	–	(85,960)	–
Change in fair value of derivative	–	50,445	–	73,282
Gain on forgiveness of debt	–	–	597,312	–
Other income	–	–	2,876	–
Interest expense	(386,544)	(103,857)	(738,848)	(190,855)
TOTAL OTHER INCOME (EXPENSE)	(386,544)	(53,412)	(224,620)	(117,573)
LOSS BEFORE INCOME TAXES	(603,004)	(241,779)	(520,831)	(563,456)
Income tax expense	–	–	–	–
NET LOSS	$(603,004)	$(241,779)	$(520,831)	$(563,456)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and diluted	77,759,535	71,471,836	77,314,933	70,504,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

	Preferred A Stock		Common Stock		Additional Paid-in	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, June 30, 2015	–	–	75,483,456	$75,483	$19,087,584	$(50,000)	$(28,555,446)	$(9,442,379)
Issuance of Common Stock on conversion of Debt and Accrued Interest	–	–	1,796,296	1,797	95,203	–	–	97,000
Issuance of Common Stock for Services Received	–	–	860,000	860	66,740	–	–	67,600
Issuance of Preferred A Shares for Services Received	1,000	–	–	–	–	–	–	–
Derivative liability reclass to additional paid in capital upon share increase	–	–	–	–	85,960	–	–	85,960
Derivative liability reclass to additional paid in capital upon notes conversion	–	–	–	–	182,701	–	–	182,701
Fair value of warrants issued for deferred finance cost	–	–	–	–	263,004	–	–	263,004
Fair value of warrants issued in connection with convertible notes	–	–	–	–	537,306	–	–	537,306
Net loss for the six Months ended December 31, 2015	–	–	–	–	–	–	(520,831)	(520,831)
Balance, December 31, 2015	1,000	$–	78,139,752	$78,140	$20,318,498	$(50,000)	$(29,076,277)	$(8,729,639)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(520,831)	$(563,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	67,600	–
Gain on forgiveness of debt	(597,312)
Depreciation expense	–	107
Amortization	1,248	1,248
Amortization of prepaid financing cost	175,333	–
Amortization of debt discount	58,676	9,410
Amortization of warrant discount	63,426	–
Change in the fair value of derivative liability	–	(73,282)
Derivative liability expense – insufficient shares	85,960	–
Non-cash interest expenses	144,208	–
Changes in operating assets and liabilities:
Accounts receivable	75,455	(2,319)
Inventory	(71,376)	(70,780)
Prepaid materials	–	(409,600)
Prepaid expenses	(166,139)	–
Prepaid financing costs	(95,200)	3,125
Accounts payable and accrued liabilities	(304,854)	136,072
Preferred stock liability	100	–
Payroll taxes, interest and penalties	66,903	(24,618)
Accrued interest	287,552	167,493
Unearned revenue	228,731	509,980
NET CASH (USED IN) OPERATING ACTIVITIES	(500,520)	(316,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,750)	–
NET CASH (USED IN) INVESTING ACTIVITIES	(13,750)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of fees	3,377,940	–
Payments on debt settlement	(100,710)	–
Payments on convertible notes payable	(27,500)	(7,500)
Stock Issued for cash	–	115,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,249,730	107,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,735,460	(209,120)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	128,968	739,479

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,864,428	$530,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

UNAUDITED

	Six Months Ended December 31,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$27,745	$–
Taxes paid	$–	$–

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$97,000	$81,740

Debt discount on convertible notes	$38,493	$–

Fair value of warrant issued for debt discount and deferred financing cost	$800,310	$–

Derivative liability expense – insufficient shares	$85,960	$–

Re-class convertible notes into notes payable	$–	$40,000

Initial derivative liability on the notes issuance date	$182,701	$–

Derivative liability reclass into additional paid in capital upon notes conversion	$182,701	$–

Proceed from convertible notes directly paid to accounts payable balance	$78,050	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

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

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at December 31, 2015 of $29,076,277. The Company has negative working capital of $3,779,212 as of December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

Basis of presentation

Throughout this report, the terms “we”, “us”, “ours”, “Provision” and “company” refer to Provision Holding, Inc., including its wholly-owned subsidiary. The condensed consolidated balance sheet presented as of June 30, 2015 has been derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, (instructions to Form 10-Q and Article 10 of Regulation S-X). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the fiscal year ended June 30, 2015 included in Provision’s Annual Report on Form 10-K filed with the SEC on October 13, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and six-month period ended December 31, 2015 are not necessarily indicative of the results for the fiscal year ending June 30, 2016.

Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company's significant accounting policies during the three and six months ended December 31, 2015 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of nine months or less when purchased, to be cash equivalents. As of December 31, 2015 and June 30, 2015, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventories for indications of slow movement and obsolescence and records an allowance when it is deemed necessary.

Property and Equipment

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,470,551 and $2,241,820 as of December 31, 2015 and June 30, 2015, respectively as deferred revenue and $166,139 and $-0- as related prepaid expenses for uncompleted customer projects as of both December 31, 2015 and June 30, 2015, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

Significant Customers

During the three and six months ended December 31, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (98% and 99%, respectively). During the three and six months ended December 31, 2014 the Company had one customer which accounted for more than 10% of the Company’s revenues (92% and 89%, respectively).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended December 31, 2015 and 2014, the Company incurred $64,830 and $31,359, respectively for research and development expense which are included in the condensed consolidated statements of operations. For the six months ended December 31, 2015 and 2014, the Company incurred $96,899 and $64,501, respectively for research and development expense which are included in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – December 31, 2015	$6,874,032	$-	$-	$6,874,032
Convertible notes (net of discount) – June 30, 2015	$3,570,829	$-	$-	$3,570,829
Derivative liability – December 31, 2015	$-	$-	$-	$-
Derivative liability – June 30, 2015	$-	$-	$-	$-

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of December 31, 2015:

Balance at June 30, 2015	$3,570,829
Issuance and extension of notes– net of discount	3,268,601
Accretion of debt and warrant discount	122,102
Re-class to notes payable and debt settlement payable	–
Issuance of shares of common stock for convertible debt	(60,000)
Payments on convertible notes payable	(27,500)
Balance December 31, 2015	$6,874,032

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 31, 2015 and June 30, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015	$-
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	182,701
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Balance December 31, 2015	$-

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

At December 31, 2015 and June 30, 2015, loss for contingency payable was $-0- and $592,312, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2015, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 89,332,368 shares of common stock. 15,464,136 of these shares are included in the computation as their effect would be dilutive.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	17,161,998
Convertible debt and notes payable including accrued interest	46,868,805
64,030,803

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

During September 2015, the Company had recorded a charge for the derivative liability resulting from the Company having insufficient shares of $85,960. This derivative liability is a result of the embedded conversion features of the notes payable to convert 18,231,003 shares, at fixed prices ranging from $0.04 to $1.00 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly the reclassification of the value of these derivatives had no impact on the Company’s financial statements. On December 31, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. As such, the related derivative liability has been revalued to $0 at December 31, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

Recent Accounting Pronouncements

ASU 2016-01

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

ASU 2015-17

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

ASU 2015-16

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

NOTE 2          INVENTORY

Inventory consists of raw materials; work in process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	December 31, 2015	June 30, 2015

Raw materials	$260,412	$262,393
Work in process	–	–
Finished goods	1,445,596	1,372,239
	1,706,008	1,634,632
Less Inventory Reserve	(157,365)	(157,365)
Total	$1,548,643	$1,477,267

During the three and six months ended December 31, 2015 and 2014, the inventory reserve remained unchanged, respectively.

NOTE 3          PREPAID EXPENSES

During six months ended December 31, 2015, the Company prepaid certain expenses related to software licensing fees. At December 31, 2015, $166,139 of these expenses remains to be amortized over the useful life through October 2016.

NOTE 4          PROPERTY and EQUIPMENT, net

Equipment consists of the following:

	December 31, 2015	June 30, 2015

Furniture and fixtures	$12,492	$12,492
Computer equipment	25,430	11,680
Equipment	4,493	4,493
	42,415	28,665
Less accumulated depreciation	(28,665)	(28,665)
Total	$13,750	$–

The aggregate depreciation charge to operations was $-0- and -0-, and $-0- and $107 for the three and six months ended December 31, 2015 and 2014, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 5          PREPAID FINANCING COSTS

The Company pays financing costs to consultants and service providers related to certain financing transactions. The financing costs are then amortized over the respective life of the financing agreements. As such, the Company has prepaid $1,037,197 and $457,886 in financing costs at December 31, 2015 and June 30, 2015, respectively.

NOTE 6          INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	December 31, 2015	June 30, 2015

Patents in process	$124,016	$124,016
Patents issued	58,037	58,037
	182,053	182,053

Less accumulated amortization	(26,180)	(24,932)

Total	$155,873	$157,121

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

The aggregate amortization expense charged to operations was $624 and $624, and $1,248 and $1,248 for three and six months ended December 31, 2015 and 2014, respectively. The amortization policies followed by the Company are described in Note 1.

As of December 31, 2015, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2016 (remaining six months)	$1,248
June 30, 2017	2,496
June 30, 2018	2,496
June 30, 2019	2,496
June 30, 2020	2,496
Thereafter	144,641

Total	$155,873

NOTE 7          DEBT SETTLEMENT

During February 2015 the Company settled with a convertible note holder to repay the principal and accrued interest due with an interest free scheduled payment plan. On the date of the settlement the principal and accrued interest had a total value of $333,563. The scheduled payment plan calls for payments totaling $260,000. Accordingly, the Company recorded $73,563 of gain on debt extinguishment in June 2015. The Company repaid $100,710 on this debt during the six months ended December 31, 2015. The remaining balance is $117,505 and $218,215 at December 31, 2015 and June 30, 2015, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

NOTE 8          CONVERTIBLE DEBT

Convertible debt consists of the following:

	December 31, 2015	June 30, 2015

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to December 2017 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$6,656,285	$2,899,385
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017.	750,000	750,000
Unamortized warrants discount to notes	(473,880)	–
Unamortized debt discount	(58,373)	(78,556)
	6,874,032	3,570,829
Less current portion	(716,885)	(999,385)
Convertible debt, net of current portion and debt discount	$6,157,147	$2,571,444

During the six months ended December 31, 2015, the Company issued $3,844,400 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis. The Company received net proceeds of $3,377,940, balance $466,460 was shown as deferred financing cost and $78,050 was adjusted against the old accounts payable. In relation to the above note, the Company incurred $103,229 as additional deferred financing cost. During the period ended December 31, 2015, the Company issued warrants to placement agents at exercise price of $0.15 per share which was valued at $263,004 and recorded as deferred financing cost.

For the three and six months ended December 31, 2015, the Company charged $117,253 and $175,332, respectively as amortization of deferred financing cost.

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

The Company allocated the proceeds from the sale of the above promissory notes and related warrants based on the relative fair values at the time of issuance with the proceeds allocated to the warrants accounted for as additional paid-in-capital. The detachable Warrants were valued at $537,306 using black-Scholes model, as the fair value of convertible promissory notes on commitment date was $537,306. The effective conversion price is calculated, which is higher than the stock price on issuance dates, and therefore, the Company determined that the instrument’s effective conversion price was out-the-money at the instrument’s commitment date (a “beneficial conversion feature”). The intrinsic value of the conversion option (beneficial conversion feature) is $-0-, and the Company recorded $-0- beneficial conversion feature to additional paid in capital.

For the three and six months ended December 31, 2015, $56,716 and $63,426, were expensed in the statement of operation as amortization of warrant discount and shown as interest expenses, respectively.

For the three and six months ended December 31, 2015 and 2014, $10,092 and $4,705 and $58,676 and $9,410 was amortized of debt discount and shown as interest expenses, respectively.

Accrued and unpaid interest for convertible notes payable at December 31, 2015 and June 30, 2015 was $2,458,919 and $2,216,784, respectively.

For the three and six months ended December 31, 2015 and 2014, $164,257 and $72,044, and $255,786 and $126,720 was charged as interest on debt and shown as interest expenses, respectively.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

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

During the three and six months ended December 31, 2015 and 2014, the Company recorded the loss (gain) in fair value of derivative$-0- and ($50,445) and $-0- and ($73,282), respectively.

For the three and six months ended December 31, 2015, $-0- and $38,492, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015	$–
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	182,701
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Balance December 31, 2015	$–

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

NOTE 9          Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 8) and warrants (Note 12), which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at December 31, 2015 and 2014:

	2015	2014
Embedded conversion features	$–	$–
Warrants	–	–
Insufficient shares	–
Derivative financial instruments	$–	$–

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

During the six months ended December 31, 2015, the Company issued notes with embedded conversion features and warrants to purchase common stock and the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

On December 31, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 100,000,000 to 200,000,000.

NOTE 10          NOTES PAYABLE

At December 31, 2015, $108,000 of debt was outstanding with interest rates of 8% to 15%.

Accrued and unpaid interest for these notes payable at December 31, 2015 and June 30, 2015 was $42,766 and $39,349, respectively.

For the three and six months ended December 31, 2015 and 2014, $1,712 and $1,482, and $3,417 and $2,964 was charged as interest on debt and shown as interest expenses, respectively.

NOTE 11          COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $36,912 and $36,912, and $18,456 and $18,456 for the three and six months ended December 31, 2015 and 2014, respectively.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $722,349 and $655,446 at December 31, 2015 and June 30, 2015, respectively

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

NOTE 12          EQUITY

Preferred Stock

The Company is authorized to issue 4,000,000 shares of Preferred Stock with a par value of $0.001 per share as of December 31, 2015. Preferred shares issued and outstanding at December 31, 2015 and June 30, 2015 were 1,000 shares and 0 shares respectively.

On December 30, 2015, the Company filed an amendment to the Company's Articles of Incorporation, as amended, in the form of a Certificate of Designation that authorized for issuance of up to 1,000 shares of preferred stock, par value $0.001 per share, of the Company designated “Super Voting Preferred Stock” and established the rights, preferences and limitations thereof. The pertinent rights and privileges of each share of the Super Voting Preferred Stock are as follows:

(i) each share shall not be entitled to receive any dividends nor any liquidation preference;

(ii) each share shall not be convertible into shares of the Company’s common stock;

(iii) shall be automatically redeemed by the Company at $0.10 per share on the first to occur of the following triggering events: (a) 90 days following the date on which this Certificate of Designation is filed with the Secretary of State of Nevada or (b) on the date that Mr. Thornton ceases, for any reason, to serve as officer, director or consultant of the Company; and

(iv) long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote in an amount equal to 51% of the total vote (representing a majority voting power) effecting an increase in the authorized common stock of the Company. Such vote shall be determined by the holder(s) of the then issued and outstanding shares of Series A Preferred Stock. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the Series A Preferred Stock, will have the right to vote an aggregate of 10,408 shares, out of a total number of 20,408 shares voting. The amount of voting rights is determined based on the common shares outstanding and at the record date for the determination of shareholders entitled to vote at each meeting of shareholders of the Company or action by written consent in lieu of meetings with respect to effecting an increase in the authorized shares as presented to the shareholders of the Company. Each holder of Super Voting Preferred Stock shall vote together with the holders of Common Stock, as a single class, except (i) as provided by Nevada Statutes and (ii) with regard to the amendment, alteration or repeal of the preferences, rights, powers or other terms with the written consent of the majority of holders of Super Voting Preferred Stock.

During three months ended December 31, 2015, the Company issued 1,000 shares of Super Voting Preferred Stock for $0.10 per share to Curt Thornton, President and Chief Executive Officer, and a director of the Company, as described in Note 13 Related Party Transactions.

The Preferred Stock – Series A has a mandatory redemption provision of $0.10 per share, accordingly it is classified as a liability in the balance sheet.

Common Stock

On December 31, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. The increase in the authorized number of shares of common stock was approved by the Board of Director of the Company on December 30, 2015 and holders of more than 50% of the voting power of the Company’s capital stock on December 31, 2015.

As of December 31, 2015 and June 30, 2015, there were 78,139,752 and 75,483,456 shares of common stock issued and outstanding, respectively.

During the six months ended December 31, 2015, the Company issued 860,000 shares of common stock in exchange for consulting services valued at $67,600.

During the six months ended December 31, 2015 the Company issued 1,796,296 shares of its common stock in payment of $97,000 debt and accrued interest.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

Warrants

Warrant activity during the six months ended December 31, 2015, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30,2015	8,751,189	$0.14	$406,131
Granted	11,853,200	0.13	–
Exercised	–	–	–
Expired
Outstanding and exercisable at December 31, 2015	20,604,389	$0.13	$2,752,498

During the six months ended December 31, 2015, the Company issued warrants to purchase 7,688,800 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $0.15 per share and expire within five years from the date of issue and the same was accounted as deferred financing cost and valued $537,306 as of December 31, 2015 (see Note 8).

During the six months ended December 31, 2015, the Company issued warrants to purchase 4,164,400 shares of common stock for professional fees related to the issuances of convertible notes.  These warrants have an exercise price of $0.07 to $0.10 per share and expire within three years from the date of issue and the same was accounted as deferred financing cost and valued $263,004 as of December 31, 2015 (see Note 8).

The fair value of the described above warrants was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.82% to 0.92%;
(2) dividend yield of	0%;
(3) volatility factor of	148%;
(4) an expected life of the conversion feature of	3 to 5 years, and
(5) estimated fair value of the company’s common stock of	$0.07 to $0.10 per share.

Stock Option Plan

There were no new options granted or exercised during the six months ended December 31, 2015 and 2014. There are no stock options outstanding as of December 31, 2015 and June 30, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

NOTE 13        RELATED ENTITY ACTIVITIES

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

For the six months ended December 31, 2015 and 2014 total revenue includes $3,314,130 and $114,140, respectively, revenue from a related party.

Also, total accounts receivables as of December 31, 2015 of $850 includes $-0- receivables from a related party. Further, total unearned revenue as of December 31, 2015 of $2,470,551 includes $1,276,412 advance for sales order received from a related party.

Transactions with Officers and Directors

On December 30, 2015, the Company entered into a Purchase Agreement with Curt Thornton, the Company's President and Chief Executive Officer for the sale of 1,000 shares of “Super Voting Preferred Stock – Series A” for $0.10 per share and the closing price of the Company's Common Stock was $0.08 per share, as reported on the Over-the-Counter Markets (OTCQB) on the date prior to the date the Board approved the transaction. The Series A Preferred Shares does not have a dividend rate or liquidation preference and are not convertible into shares of common stock. The shares of the Series A Preferred Stock shall be automatically redeemed by the Company at $0.10 per share on the first to occur of the following triggering events: (i) 90 days following the date on which this Certificate of Designation is filed with the Secretary of State of Nevada or (ii) on the date that Mr. Thornton ceases, for any reason, to serve as officer, director or consultant of the Company. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote in an amount equal to 51% of the total vote (representing a majority voting power) effecting an increase in the authorized common stock of the Company. Such vote shall be determined by the holder(s) of the then issued and outstanding shares of Series A Preferred Stock. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the Series A Preferred Stock, will have the right to vote an aggregate of 10,408 shares, out of a total number of 20,408 shares voting. The adoption of the Series A Preferred Stock and its issuance to Mr. Thornton was taken solely to allow the Company to increase the Company’s authorized shares of common stock. As a result, the Company determined that there was no recorded a preferred stock control premium for the Preferred Stock – Series A that was issued to Mr. Thornton. The rights and preferences of the shares are described in Note 12 Equity.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

UNAUDITED

NOTE 14        LEGAL PROCEEDINGS

On August 26, 2004, in order to protect its legal rights and in the best interest of the shareholders at large, the Company filed, in the Superior Court of California, a complaint alleging breach of contract, rescission, tortuous interference and fraud with Betacorp Management, Inc. In an effort to resolve all outstanding issues, the parties agreed, in good faith, to enter into arbitration in the State of Texas, domicile of the defendants. On August 11, 2006, a judgment was awarded against the Company in the sum of $592,312. A contingency loss of $592,312 was charged to operations during the year ended June 30, 2007. Subsequently, The Company filed a counter lawsuit and was awarded a default judgement in its favor, and as such removed the contingency loss during the six months ended December 31, 2015.

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

NOTE 15        SUBSEQUENT EVENTS

During January 2016 the Company issued 30,000 shares to a consultant for services.

During February 2016, the Company issued 333,333 shares to a consultant for services.

During the month ended January 31, 2016, the Company issued $262,500 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company's Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company's Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis similar to other notes issued during the quarter ended December 31, 2015. The Company received net proceeds of $262,500 with a deduction of $26,250 in financing costs.

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

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company began shipping the first 200 kiosks to be installed in stores at the end of March 2015. We have now shipped an additional 2503D Savings Center kiosks to its retail partner.  These kiosks are being installed in New York, Los Angeles, Detroit, Philadelphia and San Francisco retail locations.   Upon installation, which will be an ongoing process through February 2016, the Company will have 450 3D kiosks in five cities furthering its ability to promote both national and local consumer brands through paid advertising.  With the successful incorporation of Rite Aid’s wellness and loyalty program, now known as “Plenti”onto the 3D Savings Center kiosks in New York and Los Angeles, we will then continue to expand to 1,000 stores in Rite Aid’s top 10 demographic markets by the end of April 2016. The Company will earn advertising revenue from advertisements in Rite Aid.

ProDava 3D

On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to help the Company launch the 3D network in Rite Aid. The agreement creates a newly-formed entity, ProDava 3D, LLC (“ProDava 3D”), to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. ProDava 3D may purchase up to $50 million in 3D Savings Center kiosks. The Company generated revenues and gross profit from the sale of machines to ProDava 3D during the three and six months ended December 31, 2015. The Company will also will earn advertising revenue from advertisements in Rite Aid earned by ProDava 3D.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of February 16, 2016 we have 3 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Three Months Ended
	December 31,
	2015	2014
REVENUES
Advertising and hardware revenues	$6,725	$6,170
Service related revenues – related party	2,195,205	72,627
TOTAL REVENUES	2,201,930	78,797
COST OF REVENUES	1,902,108	70,689
GROSS PROFIT	299,822	8,108
EXPENSES
General and administrative	451,452	165,116
Research and development	64,830	31,359
TOTAL EXPENSES	516,282	196,475
LOSS FROM OPERATIONS	(216,460)	(188,367)
OTHER INCOME (EXPENSE)
Change in fair value of derivative	–	50,445
Interest expense	(386,544)	(103,857)
TOTAL OTHER INCOME (EXPENSE)	(386,544)	(53,412)
NET LOSS	$(603,004)	$(241,779)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the quarter ended December 31, 2015 were $2,201,930, an increase from $78,797 generated in the quarter ended December 31, 2014. The increase in revenues was primarily from an increase in related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the three months ended December 31, 2015 sales to ProDava 3D, LLC accounted for 98% of the Company’s revenues.

COST OF REVENUES

Cost of revenues for the quarter ended December 31, 2015 was $1,902,108 from $70,689 incurred in the quarter ended December 31, 2014. Cost of revenues for the fiscal quarter ended December 31, 2015 increased as a result of the large increase in related party sales.

OPERATING EXPENSES

The Company incurred $451,452 in operating expenses for the quarter ended December 31, 2015, an increase from $165,116 incurred during the quarter ended December 31, 2014 primarily as a result of a $286,336 increase in general and administrative expenses while research and development expenses more than doubled increasing $33,471. General and administrative expenses for the quarter ended December 31, 2015 increased primarily as a result of accounting and legal costs due to the Company completing several overdue SEC filings and additional travel expenses related to the supervision of the installations of kiosks during the quarter.

OTHER EXPENSES

The Company also recorded additional $282,687 of interest expense during the quarter ended December 31, 2015 compared to the comparable quarter in 2014, related to the issuance of convertible notes in the current fiscal year. The Company recognized a gain of $50,445 for the quarter ended December 31, 2014 from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

NET LOSS:

The Company had a net loss of $603,004 for the quarter ended December 31, 2015 compared to net loss of $241,779 for the quarter ended December 31, 2014. The increase in net loss in the quarter ended December 31, 2015 was primarily a result of higher interest expense ($282,687) and increased operating expenses ($286,336), partially offset by higher gross profit ($291,714) in 2015.

SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2014

	Six Months Ended
	December 31,
	2015	2014
REVENUES
Advertising and hardware revenues	$58,266	$14,305
Service related revenues – related party	3,314,130	114,140
TOTAL REVENUES	3,372,396	128,445
COST OF REVENUES	2,822,060	95,532
GROSS PROFIT	550,336	32,913
EXPENSES
General and administrative	749,648	414,295
Research and development	96,899	64,501
TOTAL EXPENSES	846,547	478,796
LOSS FROM OPERATIONS	(296,211)	(445,883)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	(85,960)	–
Change in fair value of derivative	–	73,282
Gain on forgiveness of debt	597,312	–
Other income	2,876	–
Interest expense	(738,848)	(190,855)
TOTAL OTHER INCOME (EXPENSE)	(224,620)	(117,573)
NET LOSS	$(520,831)	$(563,456)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the six months ended December 31, 2015 were $3,372,396, an increase from $128,445 generated in the six months ended December 31, 2014. The increase in revenues was primarily from an increase in related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the six months ended December 31, 2015 sales to ProDava 3D, LLC accounted for 99% of the Company’s revenues.

COST OF REVENUES

Cost of revenues for the six months ended December 31, 2015 was $2,822,060 from $95,532 incurred in the six months ended December 31, 2014. Cost of revenues for the fiscal six months ended December 31, 2015 increased as a result of the large increase in related party sales.

OPERATING EXPENSES

The Company incurred $846,547 in operating expenses for the six months ended December 31, 2015, an increase from $478,796 incurred during the six months ended December 31, 2014 primarily as a result of a $335,353 increase in general and administrative expenses while research and development expenses increased $32,398. General and administrative expenses for the six months ended December 31, 2015 increased primarily as a result of accounting and legal costs due to the Company completing several overdue SEC filings and additional travel expenses related to the supervision of the installations of kiosks during the six months.

OTHER EXPENSES

The company had various miscellaneous income and expenses. The largest gain was a gain of $592,312 during the six months ended December 31, 2015 on extinguishment of debt of a previously recorded contingency loss after it filed a lawsuit and was awarded a default judgement in its favor from a dispute that started in 2004 with Betacorp Management, Inc.

The Company also recorded additional interest expense of $547,993 primarily related to the issuance of convertible notes during the six months ended December 31, 2015 and a charge of $85,960 for the derivative liability resulting from the Company having insufficient shares for issued and outstanding common stock equivalents. The Company authorized additional shares during the six months ending December 31, 2015. The Company recognized a gain of $73,282 for the quarter ended December 31, 2014 from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

NET LOSS:

The Company had a net loss of $520,831 for the six months ended December 31, 2015 compared to net loss of $563,456 for the six months ended December 31, 2014. The lower net loss for the six months ended December 31, 2015 was primarily a result of higher gross profit ($517,423) in 2015 and the gain on forgiveness of debt ($597,312) partially offset by higher interest expense ($547,993) and increased operating expenses ($367,751).

Liquidity and Capital Resources

The financial statements in this Form 10-Q are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at December 31, 2015 of $29,076,277. The Company has negative working capital of $3,779,212 as of December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

To raise cash, during the six months ended December 31, 2015, the Company issued $3,844,400 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis. The Company received net proceeds of $3,377,940, balance $466,460 was shown as deferred financing cost and $78,050 was adjusted against the old accounts payable. In relation to the above note, the Company incurred $103,299 as additional deferred financing cost. For the six months ended December 31, 2015, the Company charged $175,332 as amortization of deferred financing cost.

The Company does have $2,864,428 in cash as of December 31, 2015 as a result of a issuance of convertible debt. The Company has sufficient cash to operate for the next 12 months. Failure to raise additional capital or improve its performance in the next 12 months, however, may cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the six months ended December 31, 2015, the Company used $500,520 of cash for operating activities compared to a use of $316,620 in the six months ended December 31, 2014. The increase in cash used for operating activities was due the use of an additional $21,172 for operating assets and liabilities, partially offset by a decrease of approximately $861 as a result of the net loss offset by non-cash income statement items such as forgiveness of debt and the amortization of prepaid financing costs. Cash from financing activities was $3,142,230 higher in 2015 as a result of proceeds from the issuance of convertible notes.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of nine months or less when purchased, to be cash equivalents. As of December 31, 2015 and June 30, 2015, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Property and Equipment

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,470,551 and $2,241,820 as of December 31, 2015 and June 30, 2015, respectively as deferred revenue and $166,139 and $-0- as related prepaid expenses for uncompleted customer projects as of both December 31, 2015 and June 30, 2015, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – December 31, 2015	$6,874,032	$-	$-	$6,874,032
Convertible notes (net of discount) – June 30, 2015	$3,570,829	$-	$-	$3,570,829
Derivative liability – December 31, 2015	$-	$-	$-	$-
Derivative liability – June 30, 2015	$-	$-	$-	$-

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of December 31, 2015:

Balance at June 30, 2015	$3,570,829
Issuance and extension of notes– net of discount	3,268,601
Accretion of debt discount	122,102
Re-class to notes payable and debt settlement payable	–
Common stock issued for payment	(60,000)
Payments on notes	(27,500)
Balance December 31, 2015	$6,874,032

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 31, 2015 and June 30, 2015.

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015	$–
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	182,701
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Balance December 31, 2015	$–

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

At December 31, 2015 and June 30, 2015, loss for contingency payable was $-0- and $592,312, respectively.

Recent Accounting Pronouncements

ASU 2016-01

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

ASU 2015-17

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

ASU 2015-16

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during our last fiscal six months that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. There are no material items of litigation at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2015, the Company issued 560,000 shares of common stock in exchange for consulting services amounts to $46,000 received. During the six months ended December 31, 2015, the Company issued 860,000 shares of common stock in exchange for consulting services valued at $67,600.

During the six months ended December 31, 2015 the Company issued 1,796,296 shares of its common stock in payment of $97,000 debt and accrued interest.

We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for sales to one accredited investor with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Limited Liability Company Agreement of ProDava 3D, LLC
10.2	License Agreement, by and between Provision Holding, Inc. and ProDava 3D, LLC
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

PROVISION HOLDING, INC.

Dated: February 16, 2016	By:	/s/ Curt Thornton
Name: Curt Thornton Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

