Form 10-Q
period 2016-03-31
Provision Holding, Inc.
filed 2016-05-24
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

There were 88,458,248 shares of the Registrant’s $0.001 par value common stock outstanding as of May 23, 2016.

Item 1. Financial Statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	June 30, 2015
ASSETS	Unaudited
CURRENT ASSETS
Cash	$2,015,720	$128,968
Accounts receivable, related party	441,641	75,455
Accounts receivable	-	850
Inventory, net	1,384,472	1,477,267
Prepaid expenses	126,298	–
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	3,971,131	1,685,540

EQUIPMENT, net of accumulated depreciation	13,750	–

INTANGIBLES, net of accumulated amortization	155,249	157,121

TOTAL ASSETS	$4,140,130	$1,842,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,727,948	$2,100,171
Payroll taxes, interest and penalties	626,292	655,446
Accrued interest	2,595,622	2,256,133
Unearned revenue	2,182,181	2,241,820
Debt settlement payable	67,150	218,215
Loss contingency payable	–	592,312
Current portion of convertible debt, net of debt discount of $-0- and $-0-	666,885	999,385
Notes payable	108,000	108,000

TOTAL CURRENT LIABILITIES	7,974,078	9,171,482

CONVERTIBLE DEBT, net of current portion and unamortized debt discount of $48,391 and $78,556 and net of unamortized warrant discount of $434,633 and $-0- and net of financing costs of $1,003,856 and $457,886	5,465,020	2,113,558
Nonconvertible series A preferred stock, related party	100	–

TOTAL LIABILITIES	13,439,198	11,285,040

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Designated 1,000 Series A preferred stock, Issued and outstanding – 1,000 and -0- shares, respectively	–	–
Common stock, par value $0.001 per share Authorized –200,000,000 shares and 100,000,000 shares; respectively - issued and outstanding – 81,267,444 and 75,483,456, respectively	81,267	75,483
Additional paid-in capital	20,659,685	19,087,584
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(29,990,020)	(28,555,446)

TOTAL STOCKHOLDERS’ DEFICIT	(9,299,068)	(9,442,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,140,130	$1,842,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
REVENUES
Advertising and hardware revenues	$19,494	$46,500	$77,760	$60,805
Service related revenues – related party	2,007,015	125,758	5,321,145	239,898
TOTAL REVENUES	2,026,509	172,258	5,398,905	300,703
COST OF REVENUES	1,654,592	17,308	4,476,652	112,840
GROSS PROFIT	371,917	154,950	922,253	187,863
EXPENSES
General and administrative	722,162	261,931	1,471,810	676,226
Research and development	119,407	31,250	216,306	95,751
TOTAL EXPENSES	841,569	293,181	1,688,116	771,977
LOSS FROM OPERATIONS	(469,652)	(138,231)	(765,863)	(584,114)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	–	–	(85,960)	–
Change in fair value of derivative	–	78,971	–	152,253
Gain on forgiveness of debt	–	73,562	597,312	73,562
Other income (expense)	(823)	–	2,053	–
Interest expense	(443,268)	(80,750)	(1,182,116)	(271,605)
TOTAL OTHER INCOME (EXPENSE)	(444,091)	71,783	(668,711)	(45,790)
LOSS BEFORE INCOME TAXES	(913,743)	(66,448)	(1,434,574)	(629,904)
Income tax expense	–	–	–	–
NET LOSS	$(913,743)	$(66,448)	$(1,434,574)	$(629,904)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	78,773,014	74,637,356	77,797,425	71,861,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

	Preferred A Stock		Common Stock		Additional Paid-in	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, June 30, 2015	–	–	75,483,456	$75,483	$19,087,584	$(50,000)	$(28,555,446)	$(9,442,379)
Issuance of Common Stock on conversion of Debt and Accrued Interest	–	–	2,661,195	2,662	146,838	–	–	149,500
Issuance of Common Stock for Services Received	–	–	1,723,333	1,723	226,610	–	–	228,333
Issuance of Common Stock for Warrants	–	–	1,399,460	1,399	(1,399)	–	–	-
Issuance of Preferred A Shares for Services Received	1,000	–	–	–	–	–	–	–
Derivative liability reclass to additional paid in capital upon share increase	–	–	–	–	85,960	–	–	85,960
Derivative liability reclass to additional paid in capital upon notes conversion	–	–	–	–	182,701	–	–	182,701
Fair value of warrants issued for finance costs	–	–	–	–	19,183	–	–	19,183
Fair value of warrants issued for deferred finance cost	–	–	–	–	344,447	–	–	344,447
Fair value of warrants issued in connection with convertible notes	–	–	–	–	567,761	–	–	567,761
Net loss for the nine Months ended March 31, 2016	–	–	–	–	–	–	(1,434,574)	(1,434,574)
Balance, March 31, 2016	1,000	$–	81,267,444	$81,267	$20,659,685	$(50,000)	$(29,990,020)	$(9,299,068)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,434,574)	$(629,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	228,333	–
Gain on forgiveness of debt	(597,312)
Depreciation expense	–	107
Amortization	1,872	1,872
Amortization of prepaid financing cost	344,750	–
Amortization of debt discount	68,658	14,013
Amortization of warrant discount	133,128	–
Gain on debt settlement	–	(73,562)
Change in the fair value of derivative liability	–	(152,253)
Reduction of inventory reserve	–	(5,718)
Derivative liability expense – insufficient shares	85,960	–
Non-cash interest expenses	144,208	–
Changes in operating assets and liabilities:
Accounts receivable	(365,336)	(72,011)
Inventory	92,795	(1,294,952)
Prepaid expenses	(126,298)	–
Prepaid financing costs	(112,430)	4,688
Accounts payable and accrued liabilities	(280,673)	248,240
Preferred stock liability	100	–
Payroll taxes, interest and penalties	(29,154)	(84,437)
Accrued interest	383,989	237,061
Unearned revenue	(59,639)	1,344,430
NET CASH (USED IN) OPERATING ACTIVITIES	(1,521,623)	(462,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,750)	–
NET CASH (USED IN) INVESTING ACTIVITIES	(13,750)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of fees	3,600,690	–
Payments on debt settlement	(151,065)	(25,000)
Payments on convertible notes payable	(27,500)	(7,500)
Stock Issued for cash	–	94,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,422,125	61,990

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,886,752	(400,436)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	128,968	739,479

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,015,720	$339,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

UNAUDITED

	Nine Months Ended March 31,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$114,988	$–
Taxes paid	$–	$–

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$149,500	$94,724

Debt discount on convertible notes	$38,493	$–

Fair value of warrant issued for debt discount and deferred financing cost	$931,391	$–

Derivative liability expense – insufficient shares	$85,960	$–

Re-class convertible notes into notes payable and debt settlement payable	$–	$290,000

Initial derivative liability on the notes issuance date	$182,701	$–

Derivative liability reclass into additional paid in capital upon notes conversion	$182,701	$–

Proceed from convertible notes directly paid to accounts payable balance	$91,550	$–

Re-class accrued interest into convertible debt	$37,000	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

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

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at March 31, 2016 of $29,990,020. The Company has negative working capital of $4,002,947 as of March 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Basis of presentation

Throughout this report, the terms “we”, “us”, “ours”, “Provision” and “company” refer to Provision Holding, Inc., including its wholly-owned subsidiary. The condensed consolidated balance sheet presented as of June 30, 2015 has been derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, (instructions to Form 10-Q and Article 8 of Regulation S-X). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the fiscal year ended June 30, 2015 included in Provision’s Annual Report on Form 10-K filed with the SEC on October 13, 2015. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine-month period ended March 31, 2016 are not necessarily indicative of the results for the fiscal year ending June 30, 2016.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company's significant accounting policies during the three and nine months ended March 31, 2016 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of nine months or less when purchased, to be cash equivalents. As of March 31, 2016 and June 30, 2015, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,182,181 and $2,241,820 as of March 31, 2016 and June 30, 2015, respectively as deferred revenue.

Significant Customers

During the three and nine months ended March 31, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (99% and 99%, respectively). During the three and nine months ended March 31, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (73% and 80%, respectively).

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended March 31, 2016 and 2015, the Company incurred $119,407 and $31,250, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations. For the nine months ended March 31, 2016 and 2015, the Company incurred $216,306 and $95,751, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – March 31, 2016	$7,135,761	$-	$-	$7,135,761
Convertible notes (net of discount) – June 30, 2015	$3,570,829	$-	$-	$3,570,829
Derivative liability – March 31, 2016	$-	$-	$-	$-
Derivative liability – June 30, 2015	$-	$-	$-	$-

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of March 31, 2016:

Balance at June 30, 2015	$3,570,829
Issuance and extension of notes– net of discount	3,500,646
Accretion of debt and warrant discount	201,786
Re-class to notes payable and debt settlement payable	–
Issuance of shares of common stock for convertible debt	(110,000)
Payments on convertible notes payable	(27,500)
Balance March 31, 2016	$7,135,761

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2016 and June 30, 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015	$-
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	182,701
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Balance March 31, 2016	$-

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

At March 31, 2016 and June 30, 2015, loss for contingency payable was $-0- and $592,312, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2016, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 93,143,366 shares of common stock. 88,347,399 of these shares are included in the computation as their effect would be dilutive.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	-
Convertible debt and notes payable including accrued interest	4,795,967
4,795,967

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

During September 2015, the Company had recorded a charge for the derivative liability resulting from the Company having insufficient shares of $85,960. This derivative liability is a result of the embedded conversion features of the notes payable to convert 18,231,003 shares, at fixed prices ranging from $0.04 to $1.00 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Scholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly the reclassification of the value of these derivatives had no impact on the Company’s financial statements. On December 31, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. As such, the related derivative liability has been revalued to $0 at March 31, 2016.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). The Company is currently evaluating the anticipated impact of this standard on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 2	INVENTORY

Inventory consists of raw materials; work in process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	March 31, 2016	June 30, 2015

Raw materials	$334,771	$262,393
Work in process	–	–
Finished goods	1,207,066	1,372,239
	1,541,837	1,634,632
Less Inventory Reserve	(157,365)	(157,365)
Total	$1,384,472	$1,477,267

During the three and nine months ended March 31, 2016 and 2015, the inventory reserve remained unchanged, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 3	PREPAID EXPENSES

During the nine months ended March 31, 2016, the Company prepaid certain expenses related to software licensing fees and legal expenses. At March 31, 2016, $126,298 of these expenses remains to be amortized over the useful life through October 2016.

NOTE 4	PROPERTY and EQUIPMENT, net

Equipment consists of the following:

	March 31, 2016	June 30, 2015

Furniture and fixtures	$12,492	$12,492
Computer equipment	25,430	11,680
Equipment	4,493	4,493
	42,415	28,665
Less accumulated depreciation	(28,665)	(28,665)
Total	$13,750	$–

The aggregate depreciation charge to operations was $-0- and -0-, and $-0- and $107 for the three and nine months ended March 31, 2016 and 2015, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 5	PREPAID FINANCING COSTS

The Company pays financing costs to consultants and service providers related to certain financing transactions. The financing costs are then amortized over the respective life of the financing agreements. As such, the Company has prepaid $1,003,856 and $457,886 in financing costs at March 31, 2016 and June 30, 2015, respectively. Prepaid financing costs are presented with the net convertible debt as appropriate.

NOTE 6	INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	March 31, 2016	June 30, 2015

Patents in process	$124,016	$124,016
Patents issued	58,037	58,037
	182,053	182,053

Less accumulated amortization	(26,804)	(24,932)

Total	$155,249	$157,121

The aggregate amortization expense charged to operations was $624 and $624, and $1,872 and $1,872 for three and nine months ended March 31, 2016 and 2015, respectively. The amortization policies followed by the Company are described in Note 1.

As of March 31, 2016, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2016 (remaining three months)	$624
June 30, 2017	2,496
June 30, 2018	2,496
June 30, 2019	2,496
June 30, 2020	2,496
Thereafter	144,641

Total	$155,249

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 7	DEBT SETTLEMENT

During February 2015 the Company settled with a convertible note holder to repay the principal and accrued interest due with an interest free scheduled payment plan. On the date of the settlement the principal and accrued interest had a total value of $333,563. The scheduled payment plan calls for payments totaling $260,000. Accordingly, the Company recorded $73,563 of gain on debt extinguishment in June 2015. The Company repaid $151,065 on this debt during the nine months ended March 31, 2016. The remaining balance is $67,150 and $218,215 at March 31, 2016 and June 30, 2015, respectively.

NOTE 8	CONVERTIBLE DEBT

Convertible debt consists of the following:

	March 31, 2016	June 30, 2015

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to February 2019 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$6,868,785	$2,899,385
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017.	750,000	750,000
Unamortized prepaid financing costs	(1,003,856)	(457,886)
Unamortized warrants discount to notes	(434,633)	–
Unamortized debt discount	(48,391)	(78,556)
	6,131,905	3,112,943
Less current portion	(666,885)	(999,385)
Convertible debt, net of current portion and debt discount	$5,465,020	$2,113,558

During the nine months ended March 31, 2016, the Company issued $4,106,900 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis. The Company received net proceeds of $3,600,660, balance $414,690 was shown as deferred financing cost and $91,550 was adjusted against the old accounts payable. In relation to the above note, the Company incurred $104,400 as additional deferred financing cost. During the period ended March 31, 2016, the Company issued warrants to placement agents at exercise price of $0.15 per share which was valued at $344,447 and recorded as deferred financing cost.

For the three and nine months ended March 31, 2016, the Company charged $175,332 and $325,567, respectively as amortization of deferred financing cost.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 8	CONVERTIBLE DEBT (Continued)

The Company allocated the proceeds from the sale of the above promissory notes and related warrants based on the relative fair values at the time of issuance with the proceeds allocated to the warrants accounted for as additional paid-in-capital. The detachable Warrants were valued at $567,761 using Black-Scholes model, as the fair value of convertible promissory notes on commitment date was $567,761. The effective conversion price is calculated, which is higher than the stock price on issuance dates, and therefore, the Company determined that the instrument’s effective conversion price was out-the-money at the instrument’s commitment date (a “beneficial conversion feature”). The intrinsic value of the conversion option (beneficial conversion feature) is $-0-, and the Company recorded $-0- beneficial conversion feature to additional paid in capital.

For the three and nine months ended March 31, 2016, $69,702 and $133,128, were expensed in the statement of operation as amortization of warrant discount and shown as interest expenses, respectively. For the three and nine months ended March 31, 2016 and 2015, $9,982 and $4,603 and $68,658 and $14,013 was amortized of debt discount and shown as interest expenses, respectively.

Accrued and unpaid interest for convertible notes payable at March 31, 2016 and June 30, 2015 was $2,551,162 and $2,216,784, respectively.

For the three and nine months ended March 31, 2016 and 2015, $128,203 and $110,341, and $383,989 and $237,061 was charged as interest on debt and shown as interest expenses, respectively.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 8	CONVERTIBLE DEBT (Continued)

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

During the three and nine months ended March 31, 2016 and 2015, the Company recorded the loss (gain) in fair value of derivative$-0- and ($50,445) and $-0- and ($73,282), respectively.

For the three and nine months ended March 31, 2016, $-0- and $38,492, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015	$–
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	182,701
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Balance March 31, 2016	$–

NOTE 9	Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 8) and warrants (Note 12), which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at March 31, 2016:

	2016	2015
Embedded conversion features	$–	$–
Warrants	–	–
Insufficient shares	–	–
Derivative financial instruments	$–	$–

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

During the nine months ended March 31, 2016, the Company issued notes with embedded conversion features and warrants to purchase common stock and the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

On December 31, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 100,000,000 to 200,000,000.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 10	NOTES PAYABLE

At March 31, 2016, $108,000 of debt was outstanding with interest rates of 8% to 15%.

Accrued and unpaid interest for these notes payable at March 31, 2016 and June 30, 2015 was $44,460 and $39,349, respectively.

For the three and nine months ended March 31, 2016 and 2015, $1,694 and $1,450, and $6,805 and $5,864 was charged as interest on debt and shown as interest expenses, respectively.

NOTE 11	COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $55,368 and $55,368, and $18,456 and $18,456 for the three and nine months ended March 31, 2016 and 2015, respectively.

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $626,292 and $655,446 at March 31, 2016 and June 30, 2015, respectively

NOTE 12	EQUITY

Preferred Stock

The Company is authorized to issue 4,000,000 shares of Preferred Stock with a par value of $0.001 per share as of March 31, 2016. Preferred shares issued and outstanding at March 31, 2016 and June 30, 2015 were 1,000 shares and 0 shares respectively.

On December 30, 2015, the Company filed an amendment to the Company's Articles of Incorporation, as amended, in the form of a Certificate of Designation that authorized for issuance of up to 1,000 shares of Series A preferred stock, par value $0.001 per share, of the Company designated “Super Voting Preferred Stock” and established the rights, preferences and limitations thereof. The pertinent rights and privileges of each share of the Super Voting Preferred Stock are as follows:

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 12	EQUITY (Continued)

On December 31, 2015, the Company issued 1,000 shares of Super Voting Preferred Stock for $0.10 per share to Curt Thornton, President and Chief Executive Officer, and a director of the Company, as described in Note 13 Related Party Transactions.

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

As of March 31, 2016 and June 30, 2015, there were 81,267,444 and 75,483,456 shares of common stock issued and outstanding, respectively.

During the nine months ended March 31, 2016, the Company issued 1,723,333 shares of common stock in exchange for consulting services valued at $228,333.

During the nine months ended March 31, 2016 the Company issued 2,661,195 shares of its common stock in payment of $149,500 debt and accrued interest.

During the nine months ended March 31, 2016 the Company issued 1,399,460 shares of its common stock per the exercise of cashless warrants.

Warrants

Warrant activity during the nine months ended March 31, 2016, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2015	8,751,189	$0.14	$406,131
Granted	13,932,650	0.12	–
Exercised	(2,258,616)	.01	–
Expired
Outstanding and exercisable at March 31, 2016	20,425,223	$0.14	$2,859,531

During the nine months ended March 31, 2016, the Company issued warrants to purchase 8,213,800 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $0.15 per share and expire within five years from the date of issue and the same was accounted as warrant discount and valued $567,761 as of March 31, 2016 (see Note 8).

During the nine months ended March 31, 2016, the Company issued warrants to purchase 5,421,900 shares of common stock for professional fees related to the issuances of convertible notes. These warrants have an exercise price of $0.07 to $0.10 per share and expire within three years from the date of issue and the same was accounted as deferred financing cost and valued $344,447 as of March 31, 2016 (see Note 8).

During the nine months ended March 31, 2016, the Company issued warrants to purchase 296,950 shares of common stock for non-cash interest fees. These warrants have an exercise price of $0.06 and expire within five years from the date of issue and the same was accounted for as interest expense and valued at $19,183 as of March 31, 2016.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 12	EQUITY (Continued)

During the nine months ended March 31, 2016, the Company issued 1,399,460 shares of common stock in order to fulfill the cashless exercise of 2,258,616 warrants. Due the nature of the exercise, the Company did not receive any funds.

The fair value of the described above warrants was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.82% to 1.1%;
(2) dividend yield of	0%;
(3) volatility factor of	138%-148%;
(4) an expected life of the conversion feature of	3 to 5 years, and
(5) estimated fair value of the company’s common stock of	$0.07 to $0.10 per share.

Stock Option Plan

There were no new options granted or exercised during the nine months ended March 31, 2016 and 2015. There are no stock options outstanding as of March 31, 2016 and June 30, 2015.

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

For the nine months ended March 31, 2016 and 2015 total revenue includes $5,321,145 and $239,898, respectively, revenue from a related party.

Also, total accounts receivables as of March 31, 2016 of $441,641 includes $441,641 receivables from a related party. Further, total unearned revenue as of March 31, 2016 of $2,182,181 includes $1,037,882 advance for sales order received from a related party.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

UNAUDITED

NOTE 13	RELATED ENTITY ACTIVITIES (Continued)

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

On August 26, 2004, in order to protect its legal rights and in the best interest of the shareholders at large, the Company filed, in the Superior Court of California, a complaint alleging breach of contract, rescission, tortuous interference and fraud with Betacorp Management, Inc. In an effort to resolve all outstanding issues, the parties agreed, in good faith, to enter into arbitration in the State of Texas, domicile of the defendants. On August 11, 2006, a judgment was awarded against the Company in the sum of $592,312. A contingency loss of $592,312 was charged to operations during the year ended June 30, 2007. Subsequently, The Company filed a counter lawsuit and was awarded a default judgement in its favor, and as such removed the contingency loss during the nine months ended March 31, 2016.

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

During April 2016, the Company issued 200,000 shares of common stock in payment of services received in connection to a consulting agreement.

During April 2016, the Company issued 30,000 shares of common stock in payment of services received in connection to a consulting agreement.

During April 2016, the Company issued 625,000 shares of common stock to an investor as the result of the exercise of a warrant agreement at $0.04 per share.

During April 2016, the Company issued 4,300,000 shares of common stock to an investor as the result of a debt conversion of the Company’s 12% Senior Secured Convertible Promissory Notes at a conversion price of $0.10 per share.

On May 6, 2016, the Company exchanged a debenture with an unpaid principal amount of $195,000 and unpaid interest of $94,839 for $7,821 in cash, a 12% Senior Secured Convertible Promissory Note for $282,018 convertible into the Company’s common stock at $0.10 per share and a warrant to purchase 564,036 shares of the Company’s common stock at $0.15 per share which expires on May 6, 2021.

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

ProVision’s HoloVision™ display can be used for a number of applications, including:

Retail	Education	Medical	Entertainment	Consumer
Drug Stores / Convenience Stores	Primary / Secondary Schools	Doctors / Dentist Offices	Slot Machines, Pachinko	Home Game Consoles
Grocery Stores	Universities	Hospitals	Casinos	Computer Monitors
Banking	Museums	Imaging	Lottery	TV
Fast Food	Libraries		Movie Theaters	Cell Phones
Hotels / Hospitality	Science Centers		Video Games
Electronics			Theme Parks

The projected and estimated economic model for retail stores utilizing a kiosk application is (on a per machine basis):

3D Hologram Ads	Rotation of 10 Second Hologram Ads @ $150 per Ad	$1,500
Coupons	Issuance of 11 Coupon Programs @ $100 per Program	$1,100
Net Revenue	Per Machine (net of agency fees)	$2,600

Operating Costs	Monthly Paper, Service and Network Fees	$150
	Retailer Share (estimated at 25% of Net Revenue)	$650
Operating Costs	Per Machine	$800

Monthly Operating Profit Per Machine		$1,800

The monthly operating profit per machine would be reduced by the financing costs, such as a lease of the machine or funding through a joint venture such as Pro Dava 3D.

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

We have now aligned a retail chain, a hardware purchaser to buy 3D Savings Center kiosks to install into the retail chain and advertising agencies to sell ads for the 3D Savings Center kiosks and expect to generate additional revenue from hardware sales in the year ended June 30, 2016 and significant advertising sales thereafter.

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company began shipping the first 200 kiosks to be installed in stores at the end of March 2015. We have now shipped an additional 2503D Savings Center kiosks to its retail partner.  These kiosks are being installed in New York, Los Angeles, Detroit, Philadelphia and San Francisco retail locations.   Upon installation, which will be an ongoing process through February 2016, the Company will have 450 3D kiosks in five cities furthering its ability to promote both national and local consumer brands through paid advertising.  With the successful incorporation of Rite Aid’s wellness and loyalty program, now known as “Plenti”onto the 3D Savings Center kiosks in New York and Los Angeles, we will then continue to expand to 1,000 stores in Rite Aid’s top 10 demographic markets by the end of July 2016. The Company will earn advertising revenue from advertisements in Rite Aid.

ProDava 3D

On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to help the Company launch the 3D network in Rite Aid. The agreement creates a newly-formed entity, ProDava 3D, LLC (“ProDava 3D”), to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. ProDava 3D may purchase up to $50 million in 3D Savings Center kiosks. The Company generated revenues and gross profit from the sale of machines to ProDava 3D during the three and nine months ended March 31, 2016. The Company will also will earn advertising revenue from advertisements in Rite Aid earned by ProDava 3D.

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

The Company has signed a Master Service Agreement with Fujifilm Corporation to provide to Company and its customers with installation and maintenance services to the Company’s 3D Savings Center Kiosks inside Rite Aid retail stores.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of May 23, 2016 we have 3 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Three Months Ended
	March 31,
	2016	2015
REVENUES
Advertising and hardware revenues	$19,494	$46,500
Service related revenues – related party	2,007,015	125,758
TOTAL REVENUES	2,026,509	172,258
COST OF REVENUES	1,654,592	17,308
GROSS PROFIT	371,917	154,950
EXPENSES
General and administrative	722,162	261,931
Research and development	119,407	31,250
TOTAL EXPENSES	841,569	293,181
LOSS FROM OPERATIONS	(469,652)	(138,231)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	–	–
Change in fair value of derivative	–	78,971
Gain on forgiveness of debt	–	73,562
Other income (expense)	(823)	–
Interest expense	(443,268)	(80,750)
TOTAL OTHER INCOME (EXPENSE)	(444,091)	71,783
NET LOSS	$(913,743)	$(66,448)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the quarter ended March 31, 2016 were $2,026,509, an increase from $172,258 generated in the quarter ended March 31, 2015. The increase in revenues was primarily from an increase in related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the three \months ended March 31, 2016, the Company had one customer which accounted for 99% of the Company’s revenues. During the three ended March 31, 2015 the Company had one customer which accounted for 73% of the Company’s revenues.

COST OF REVENUES

Cost of revenues for the quarter ended March 31, 2016 was $1,654,592 from $17,308 incurred in the quarter ended March 31, 2015. Cost of revenues for the quarter ended March 31, 2016 increased as a result of the large increase in related party sales.

OPERATING EXPENSES

The Company incurred $841,569 in operating expenses for the quarter ended March 31, 2016, an increase from $293,181 incurred during the quarter ended March 31, 2015 primarily as a result of a $460,231 increase in general and administrative expenses while research and development expenses more than tripled increasing $88,157. General and administrative expenses for the quarter ended March 31, 2016 increased primarily as a result of the fees for independent contractors and consultants for the Company’s operations and additional travel expenses related to the supervision of the installations of kiosks during the quarter.

OTHER EXPENSES

The Company also recorded additional $362,518 of interest expense during the quarter ended March 31, 2016 compared to the comparable quarter in 2015, related to the issuance of convertible notes in the current period. The Company recognized a gain of $78,971 for the quarter ended March 31, 2015 from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock and $73,562 from the gain on forgiveness of debt.

NET LOSS:

The Company had a net loss of $913,743 for the quarter ended March 31, 2016 compared to net loss of $66,448 for the quarter ended March 31, 2015. The increase in net loss in the quarter ended March 31, 2016 was primarily a result of higher interest expense by ($362,518) and increased operating expenses by ($548,388), partially offset by higher gross profit by $216,967 for the quarter ended March 31, 2016.

NINE MONTHS ENDED MARCH 31, 2016 COMPARED TO NINE MONTHS ENDED MARCH 31, 2015

	Nine Months Ended
	March 31,
	2016	2015
REVENUES
Advertising and hardware revenues	$77,760	$60,805
Service related revenues – related party	5,321,145	239,898
TOTAL REVENUES	5,398,905	300,703
COST OF REVENUES	4,476,652	112,840
GROSS PROFIT	922,253	187,863
EXPENSES
General and administrative	1,471,810	676,226
Research and development	216,306	95,751
TOTAL EXPENSES	1,688,116	771,977
LOSS FROM OPERATIONS	(765,863)	(584,114)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	(85,960)	–
Change in fair value of derivative	–	152,253
Gain on forgiveness of debt	597,312	73,562
Other income (expense)	2,053	–
Interest expense	(1,182,116)	(271,605)
TOTAL OTHER INCOME (EXPENSE)	(668,711)	(45,790)
NET LOSS	$(1,434,574)	$(629,904)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the nine months ended March 31, 2016 were $5,398,905, an increase from $300,703 generated in the nine months ended March 31, 2015. The increase in revenues was primarily from an increase in related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the nine months ended March 31, 2016 sales to ProDava 3D, LLC accounted for 99% of the Company’s revenues. During the nine months ended March 31, 2015 sales to ProDava 3D, LLC accounted for 80% of the Company’s revenues.

COST OF REVENUES

Cost of revenues for the nine months ended March 31, 2016 was $4,476,652 from $112,840 incurred in the nine months ended March 31, 2015. Cost of revenues for the period of nine months ended March 31, 2016 increased as a result of the large increase in related party sales.

OPERATING EXPENSES

The Company incurred $1,688,116 in operating expenses for the nine months ended March 31, 2016, an increase from $771,977 incurred during the nine months ended March 31, 2015 primarily as a result of a $795,584 increase in general and administrative expenses while research and development expenses increased $120,555. General and administrative expenses for the nine months ended March 31, 2016 increased primarily as a result of the fees for independent contractors and consultants for the Company’s operations and additional travel expenses related to the supervision of the installations of kiosks during the quarter.

OTHER EXPENSES

The company had various miscellaneous income and expenses. The largest gain was a gain of $597,312 during the nine months ended March 31, 2016 on extinguishment of debt of a previously recorded contingency loss after it filed a lawsuit and was awarded a default judgement in its favor from a dispute that started in 2004 with Betacorp Management, Inc.

The Company also recorded interest expense of $1,182,116 in the nine months ended March 31, 2016, primarily related to the issuance of convertible notes during the nine months ended March 31, 2016, an increase of $910,511 over the interest recorded during the nine months ended March 31, 2015. The Company also recorded a charge of $85,960 for the derivative liability resulting from the Company having insufficient shares for issued and outstanding common stock equivalents during the nine months ended March 31, 2016. The Company authorized additional shares during the nine months ending March 31, 2016. The Company recognized a gain of $152,253 for the nine months ended March 31, 2015 from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

NET LOSS:

The Company had a net loss of $1,434,574 for the nine months ended March 31, 2016 compared to net loss of $629,904 for the nine months ended March 31, 2015, an increase of $804,670. The higher net loss for the nine months ended March 31, 2016 was primarily a result of higher interest expense by ($910,511) and increased operating expenses by ($916,139) partially offset by higher gross profit of $734,390 in the nine months ended March 31, 2016.

Liquidity and Capital Resources

The financial statements in this Form 10-Q are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at March 31, 2016 of $29,990,020. The Company has negative working capital of $4,002,947 as of March 31, 2016. The largest balances in current liabilities are for accrued interest ($2,595,622) and unearned revenue ($2,182,181). The Company is in the process of negotiating with noteholders to convert accrued interest into long-term notes to reduce current liabilities and plans to ship goods to reduce the unearned revenue.

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

To raise cash, during the nine months ended March 31, 2016, the Company issued $4,106,900 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis. The Company received net proceeds of $3,600,660, balance $414,690 was shown as deferred financing cost and $91,550 was adjusted against the old accounts payable. On May 6, 2016, the Company exchanged a debenture with an unpaid principal amount of $195,000 and unpaid interest of $94,839.50 for $7,821.50 in cash, a 12% Senior Secured Convertible Promissory Note for $282,018.00 convertible into the Company’s common stock at $0.10 per share and a warrant to purchase 564,036 shares of the Company’s common stock at $0.15 per share which expires on May 6, 2021.

The Company does have $2,015,720 in cash as of March 31, 2016 as a result of an issuance of convertible debt. The Company has sufficient cash to operate for the next 12 months. Failure to raise additional capital or improve its performance in the next 12 months, however, may cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the nine months ended March 31, 2016, the Company used $1,521,623 of cash for operating activities compared to a use of $462,426 in the nine months ended March 31, 2015. The increase in cash used for operating activities was due a higher net loss and the use of cash to lower accounts payable and accrued liabilities and the effect of higher accounts receivable due to higher sales. Cash from financing activities was $3,422,125 in the nine months ended March 31, 2016 compared to cash from financing activities of $61,990. The increase in cash provided by financing activities was primarily due to proceeds from the issuance of convertible notes. During the nine months ended March 31, 2016, the company used $13,750 in investing activities for the purchase of an immaterial amount of fixed assets.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of nine months or less when purchased, to be cash equivalents. As of March 31, 2016 and June 30, 2015, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,182,181 and $2,241,820 as of March 31, 2016 and June 30, 2015, respectively as deferred revenue.

Significant Customers

During the three and nine months ended March 31, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (99% and 99%, respectively). During the three and nine months ended March 31, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (73% and 80%, respectively).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended March 31, 2016 and 2015, the Company incurred $119,407 and $31,250, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations. For the nine months ended March 31, 2016 and 2015, the Company incurred $216,306 and $95,751, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – March 31, 2016	$7,135,761	$-	$-	$7,135,761
Convertible notes (net of discount) – June 30, 2015	$3,570,829	$-	$-	$3,570,829
Derivative liability – March 31, 2016	$-	$-	$-	$-
Derivative liability – June 30, 2015	$-	$-	$-	$-

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of March 31, 2016:

Balance at June 30, 2015	$3,570,829
Issuance and extension of notes– net of discount	3,500,646
Accretion of debt and warrant discount	201,786
Re-class to notes payable and debt settlement payable	–
Issuance of shares of common stock for convertible debt	(110,000)
Payments on convertible notes payable	(27,500)
Balance March 31, 2016	$7,135,761

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2016 and June 30, 2015.

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015	$-
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	182,701
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Balance March 31, 2016	$-

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

At March 31, 2016 and June 30, 2015, loss for contingency payable was $-0- and $592,312, respectively.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2016, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 93,143,366 shares of common stock. 88,347,399 of these shares are included in the computation as their effect would be dilutive.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	-
Convertible debt and notes payable including accrued interest	4,795,967
4,795,967

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

During September 2015, the Company had recorded a charge for the derivative liability resulting from the Company having insufficient shares of $85,960. This derivative liability is a result of the embedded conversion features of the notes payable to convert 18,231,003 shares, at fixed prices ranging from $0.04 to $1.00 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Scholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly the reclassification of the value of these derivatives had no impact on the Company’s financial statements. On December 31, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. As such, the related derivative liability has been revalued to $0 at March 31, 2016.

Recent Accounting Pronouncements

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). The Company is currently evaluating the anticipated impact of this standard on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during our last fiscal three months that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. There are no material items of litigation at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2016, the Company issued 1,723,333 shares of common stock in exchange for consulting services valued at $228,333.

During the nine months ended March 31, 2016 the Company issued 2,661,195 shares of its common stock in payment of $149,500 debt and accrued interest.

During the nine months ended March 31, 2016 the Company issued 1,399,460 shares of its common stock per the exercise of cashless warrants.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	12% Series A Senior Secured Convertible Promissory Notes
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

PROVISION HOLDING, INC.

Dated: May 24, 2016	By:	/s/ Curt Thornton
Name: Curt Thornton Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)