Form 10-K
period 2016-06-30
Provision Holding, Inc.
filed 2016-10-13
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2016

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

As of December 31, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,647,334 based on a closing price of $0.084 per share of common stock as quoted on the OTC Markets on such date.  On October 12, 2016, we had 96,286,227 shares of common stock, par value $0.001 per share (the "Common Stock") issued and outstanding.

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

We have now aligned a retail chain, a hardware purchaser to buy 3D Savings Center kiosks to install into the retail chain and advertising agencies to sell ads for the 3D Savings Center kiosks and expect to generate significant revenue from hardware sales and advertising sales in the year ended June 30, 2017.

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we had an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company began shipping the first 200 kiosks to be installed in stores at the end of March 2015, with installation and deployment continuing through October 2015. We commenced operations in these stores in June 2015 and started producing limited advertising revenue during the same fiscal quarter. With the successful incorporation of Rite Aid’s wellness and loyalty program, now known as “Plenti” onto the 3D Savings Center kiosks in New York and Los Angeles, we have installed approximately 700 kiosks in Rite Aid’s top 10 demographic markets, and made plans for additional 300 Rite Aid stores in calendar year 2016. The Company will earn advertising revenue from advertisements in Rite Aid.

ProDava 3D

On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to help the Company launch the 3D network in Rite Aid. The agreement creates a newly-formed entity, ProDava 3D, LLC (“ProDava 3D”), to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. ProDava 3D may purchase up to $50 million in 3D Savings Center kiosks. The agreement calls for an initial purchase of $2 million of 3D Savings Center kiosks in the fiscal year ending in June 30, 2015. The Company will generate revenues and gross profit from the sale of machines to ProDava 3D during the fiscal year ended June 30, 2017. The Company will also will earn advertising revenue from advertisements in Rite Aid earned by ProDava 3D.

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

For the year ended June 30, 2016 total revenue includes $4,929,346 respectively revenue from a related party. Also, total unearned revenue as of June 30, 2016 of $3,419,616 includes $2,453,159 advance payments for sales orders received from a related party.

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

Competition

Currently, Provision’s competition is no other 3D companies that may exist in the marketplace, but traditional advertising media like television, radio, newspapers and magazines.  We also compete with companies that operate outdoor and Digital Out-Of-Home (DOOH) advertising media networks that can be seen at malls, gas stations, and retailers containing traditional 2D (two dimensional) TV screens or flat screens. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, billboard and public transport advertising companies.

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of June 30, 2016 we have three employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

For the years ended June 30, 2016 and 2015, the Company incurred $311,798 and $127,001, respectively for research and development expense which are included in the consolidated statements of operations. Our research and development expense is primarily related to employees and contractors that provide specialized services.

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

Patent/Registration #	Date	Status	Type	Note
US 7,568,803 B2	4-Aug-09	Issued	Utility	Aerial Display System with Low Cost Plastic Spherical Mirror
US D527,729 S	5-Sep-06	Issued	Design	Housing for an Interactive Aerial Display System
US D505,948 S	7-Jun-05	Issued	Design	Housing for an Interactive Aerial Display System
US D526,647 S	15-Aug-06	Issued	Design	Housing for an Interactive Aerial Display System
US D506,756 S	28-Jun-05	Issued	Design	Housing for a Wall-Mounted Aerial Display System
US D506,464 S	21-Jun-05	Issued	Design	Housing for a Hooded Interactive Aerial Display System
US 7,614,749 B2	10-Nov-09	Issued	Utility	Aerial-Image Display Systems with a Plastic Mirror
US 6,733,293 B2	11-May-04	Issued	Utility	Personal Simulator
US 6,808,268 B2	26-Oct-04	Issued	Utility	Projection System for Aerial Display of Three-Dimensional Video Images
US 8,279,268 B2	2-Oct-12	Issued	Utility	Projection System with Wall Structures for Aerial Display of Three-Dimensional Video Images
US 7,517,090 B2	14-Apr-09	Issued	Utility	Real Image Projection Device Having Plastic Curved Mirror for Improving Image and Correcting Aberrations
US 7,881,822 B2	1-Feb-11	Issued	Utility	System and Method for Dispensing Consumer Products
12/259,013	Oct-07	In Process	Utility	HLXX
PCT/US07/76554	Aug-07	In Process	Utility	Plastic Mirror Methods
PCT/US07/76574	Aug-07	In Process	Utility	Aerial Display System w/Plastic Optic
PCT/US07/76572	Aug-07	In Process	Utility	Apparatus with Aerial w/Plastic Optic
PCT/US07/76568	Aug-07	In Process	Utility	Apparatus for Image w/Plastic Optic
PCT/US07/76566	Aug-07	In Process	Utility	Aerial Image Display w/Plastic Optic
PCT/US07/76361	Aug-07	In Process	Utility	Projection System w/Plastic Optic
11/843,109	Aug-07	In Process	Utility	Plastic Mirror Methods
11/843,144	Aug-07	In Process	Utility	Aerial Display System w/Plastic Optic
11/843,139	Aug-07	In Process	Utility	Apparatus with Aerial. w/Plastic Optic
11/843,134	Aug-07	In Process	Utility	Apparatus for Image w/Plastic Optic
11/843,125	Aug-07	In Process	Utility	Aerial Image Display w/Plastic Optic
11/843,115	Aug-07	In Process	Utility	Projection System w/Plastic Optic
60/839,740	Aug-06	In Process	Utility	Low Cost Plastic Optic
12/287,226	May-04	In Process	Utility	Aerial Display System
11/059,575	Feb-04	In Process	Utility	Coupon/Product Dispensing Kiosk
PCT/US03/25506	Aug-03	In Process	Utility	Projection system for aerial display
78/917,286	Jun-06	Issued	Trademark	Holocasting
3,118,432	Apr-05	Issued	Trademark	Promotions You Experience
2,706,431	April-03	Issued	Trademark	PITI
2,699,733	Mar-03	Issued	Trademark	PEI
2,699,732	Mar-03	Issued	Trademark	Holosoft
76/342,406	Jan-00	Allowed	Trademark	Holovision: Common Law

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

Our principal executive offices are located at 9253 Eton Avenue, Chatsworth, California 91311. The offices consist of approximately 7,500 square feet. Rent expense was $69,313 and $74,439 for the years ended June 30, 2016 and 2015, respectively. On March 2, 2016, the Company entered into an Amendment to Lease in order to extend the current lease through March 31, 2019. The lease calls for monthly rent of $6,719 per month for the period of April 1, 2016 through March 31, 2017. The monthly rent increases 4% for each of the next two years.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On August 26, 2004, in order to protect its legal rights and in the best interest of the shareholders at large, the Company filed, in the Superior Court of California, a complaint alleging breach of contract, rescission, tortuous interference and fraud with Betacorp Management, Inc. In an effort to resolve all outstanding issues, the parties agreed, in good faith, to enter into arbitration in the State of Texas, domicile of the defendants. On August 11, 2006, a judgment was awarded against the Company in the sum of $592,312. The Company believes the judgment is without merit and has filed an appeal. A contingency loss of $592,312 was charged to operations during the year ended June 30, 2007. Subsequently, The Company filed a counter lawsuit and was awarded a default judgement in its favor, and as such removed the contingency loss during the year ended June 30, 2016.

Item 4.	Mining.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades on the “OTC Markets” under the Symbol “PVHO”

The following table sets forth the high and low bid and offer prices, as reported by OTC Markets for the quarters in fiscal years ended June 30, 2016 and 2015:

	High	Low
Fiscal year ended June 30, 2016
Quarter Ended June 30, 2016	0.510	0.161
Quarter Ended March 31, 2016	0.288	0.055
Quarter Ended December 31, 2015	0.099	0.061
Quarter Ended September 30, 2015	0.330	0.170

Fiscal year ended June 30, 2015
Quarter Ended June 30, 2015	0.119	0.039
Quarter Ended March 31, 2015	0.106	0.050
Quarter Ended December 31, 2014	0.140	0.040
Quarter Ended September 30, 2014	0.150	0.017

On October 12, 2016, the closing bid quote for the Common Shares was $0.18 per share, and there were approximately 600 holders of record of Common Shares. TranShare Corporation, 4626 S. Broadway, Englewood, CO  80113, is the transfer agent for the Company’s common shares.

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

Results of Operations

YEAR ENDED JUNE 30, 2016 COMPARED TO YEAR ENDED JUNE 30, 2015

	2016	2015
REVENUES
Advertising and hardware revenues	$84,810	$209,461
Service related revenues – related party	4,929,346	365,068
TOTAL REVENUES	5,014,156	574,529
COST OF REVENUES	4,488,001	309,103
GROSS PROFIT	526,155	265,426
EXPENSES
General and administrative	2,153,432	961,339
Research and development	311,798	127,001
TOTAL EXPENSES	2,465,230	1,088,340
LOSS FROM OPERATIONS	(1,939,075)	(822,914)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	(85,960)	–
Change in fair value of derivative	18,868	152,253
Gain on forgiveness of debt	597,312	73,562
Loss on debt extinguishment	(2,865,234)	-
Amortization of debt and warrant discount and financing costs	(913,544)	(18,668)
Other income (expense)	2,053	124,788
Interest expense	(1,017,236)	(352,791)
TOTAL OTHER INCOME (EXPENSE)	(4,263,741)	(20,856)
NET LOSS	$(6,202,816)	$(843,770)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the year ended June 30, 2016 were $5,014,156, an increase from $574,529 generated in the year ended June 30, 2015. The increase in revenues was primarily from an increase in related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the year ended June 30, 2016 sales to ProDava 3D, LLC accounted for 98% of the Company’s revenues. During the year ended June 30, 2015 sales to ProDava 3D, LLC accounted for 64% of the Company’s revenues.

COST OF REVENUES

Cost of revenues for the year ended June 30, 2016 was $4,488,001 from $309,103 incurred in the year ended June 30, 2015. Cost of revenues for the period of year ended June 30, 2016 increased as a result of the large increase in related party sales.

OPERATING EXPENSES

The Company incurred $2,465,230 in operating expenses for the year ended June 30, 2016, an increase from $1,088,340 incurred during the year ended June 30, 2015 primarily as a result of a $1,192,093 increase in general and administrative expenses while research and development expenses increased $184,797. General and administrative expenses for the year ended June 30, 2016 increased primarily as a result of the fees for independent contractors and consultants for the Company’s operations and additional travel expenses related to the supervision of the installations of kiosks during the quarter.

OTHER EXPENSES

The company had various miscellaneous income and expenses. The largest gain was a gain of $597,312 during the year ended June 30, 2016 on extinguishment of debt of a previously recorded contingency loss after it filed a lawsuit and was awarded a default judgement in its favor from a dispute that started in 2004 with Betacorp Management, Inc.

The Company also recorded interest expense of $1,017,236 in the year ended June 30, 2016, primarily related to the issuance of convertible notes and debt modification expenses during the year ended June 30, 2016, an increase of $664,445 over the interest recorded during the year ended June 30, 2015. During the year ended June 30, 2016, the Company recorded expense in the amount of $2,865,234 related to the loss on extinguishment of certain debts. The Company recorded amortization of debt and warrant discounts and financing costs in the amounts of $913,544 and $18,668 during the years ended June 30, 2016 and 2015, respectively. The Company also recorded a charge of $85,960 for the derivative liability resulting from the Company having insufficient shares for issued and outstanding common stock equivalents during the years ended June 30, 2016. The Company authorized additional shares during the year ending June 30, 2016. The Company recognized a gain of $18,868 and $152,253 for the years ended June 30, 2016 and 2015, respectively, from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock. The Company recorded other income in the amount of $124,788 during the year ended June 30, 2015 as a result of the removal of liabilities related to stale dated transactions for which the Company no longer owed repayment.

NET LOSS:

The Company had a net loss of $6,202,816 for the year ended June 30, 2016 compared to net loss of $843,770 for the year ended June 30, 2015, an increase of $5,359,046. The higher net loss for the year ended June 30, 2016 was primarily a result of higher interest expense by ($664,445), loss on debt extinguishment ($2,865,234), increased amortization of debt and warrant discount and financing costs by ($894,876) and increased operating expenses by ($1,376,890) partially offset by higher gross profit of $260,729 in the year ended June 30, 2016.

Liquidity and Capital Resources

The financial statements in this Form 10-K are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at June 30, 2016 of $34,758,262. The Company has negative working capital of $3,749,885 as of June 30, 2016. The largest balances in current liabilities are for accrued interest ($2,476,036) and unearned revenue ($3,419,616). The Company is in the process of negotiating with noteholders to convert accrued interest into long-term notes to reduce current liabilities and plans to ship goods to reduce the unearned revenue.

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

To raise cash, during the year ended June 30, 2016, the Company issued $5,417,800 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis. The Company received net proceeds of $4,775,468, balance $545,780 was shown as deferred financing cost and $96,552 was adjusted against the old accounts payable. In relation to the above note, the Company incurred $104,400 as additional deferred financing cost. During the year ended June 30, 2016, the Company issued warrants to placement agents at exercise price of $0.15 per share which was valued at $685,250 and recorded as deferred financing cost.

For the year ended June 30, 2016, the Company charged $514,207 as amortization of deferred financing cost.

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

The Company allocated the proceeds from the sale of the above promissory notes and related warrants based on the relative fair values at the time of issuance with the proceeds allocated to the warrants accounted for as additional paid-in-capital. The detachable Warrants were valued at $567,761 using Black-Scholes model, as the fair value of convertible promissory notes on commitment date was $567,761. The effective conversion price is calculated, which is lower than the stock price on issuance dates, and therefore, the Company determined that the instrument’s effective conversion price was in-the-money at the instrument’s commitment date (a “beneficial conversion feature”). The intrinsic value of the conversion option (beneficial conversion feature) is $1,310,000, and the Company recorded $1,310,000 beneficial conversion feature to additional paid in capital.

For the year ended June 30, 2016, $204,098 was expensed in the statement of operation as amortization of warrant discount and shown as interest expenses, respectively. For the year ended June 30, 2016 and 2015, $195,239 and $18,668 was amortized of debt discount and shown as interest expenses, respectively.

During the year ended June 30, 2016 the few holders of the Note converted $861,518 including accrued interest value into 6,961,195 shares of the Company's common stock.

On May 6, 2016, the Company exchanged a debenture with an unpaid principal amount of $195,000 and unpaid interest of $94,839 for $7,821 in cash, a 12% Senior Secured Convertible Promissory Note for $282,018 convertible into the Company’s common stock at $0.10 per share and a warrant to purchase 564,036 shares of the Company’s common stock at $0.15 per share which expires on May 6, 2021. The Company determined fair value of new debt $535,834 and fair value of warrants $91,317 as a result was recorded $345,133 as a loss on debt extinguishment during the year ended June 30, 2016. On June 30, 2016 the holder of the Note converted $282,018 full face value into 2,820,180 shares of the Company's common stock. The balance on the Note as of June 30, 2016 is $-0-.

On June 30, 2016, the Company entered into an agreement, effective May 18, 2016, to exchange promissory notes held by two noteholders for promissory notes and warrants. The original notes (“Original Notes”) had a principal balance of $140,000 with accrued interest of $84,599, subject to a substantial increase if default provisions of the Original Notes, which the Company disputed, were applied. The principal and interest total of $224,599, subject to a substantial increase if default provisions of the Original Notes which the Company disputed were applied, was convertible at $0.03 per share. The Original Notes were exchanged for promissory notes (“New Notes”) with a conversion price of $0.10 per share and interest rate of 12% and a principal balance of $1,050,000, a discount to the mandatory default amount of the Original Notes claimed by the noteholders, which the Company disputed. The holders of the New Notes will also receive warrants to purchase the Company’s common stock, equal to 20% of the initial convertible amount of the New Notes, at an exercise price of $0.15 per share. The Company determined fair value of new debt $2,310,000 and fair value of warrants $434,700 as a result was recorded $2,520,100 as a loss on debt extinguishment during the year ended June 30, 2016. The balance on the Note as of June 30, 2016 is $1,050,000 ($825,401 increase in principal notes balance was included in loss on debt extinguishment).

The Company does have $2,175,543 in cash as of June 30, 2016 as a result of an issuance of convertible debt. The Company has sufficient cash to operate for the next 12 months. Failure to raise additional capital or improve its performance in the next 12 months, however, may cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the year ended June 30, 2016, the Company used $2,461,374 of cash for operating activities compared to a use of $655,716 in the year ended June 30, 2015. The increase in cash used for operating activities was due a higher net loss offset by lower accounts payable and accrued liabilities. Cash from financing activities was $4,553,549 in the year ended June 30, 2016 compared to cash from financing activities of $45,205. The increase in cash provided by financing activities was primarily due to proceeds from the issuance of convertible notes. During the year ended June 30, 2016, the company used $45,600 in investing activities for the purchase of fixed assets and intangibles.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of June 30, 2016 and 2015, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the years ended June 30, 2016 and 2015.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the years ended June 30, 2016 and 2015.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $3,419,616 and $2,241,820 as of June 30, 2016 and 2015, respectively as deferred revenue.

Significant Customers

During the year ended June 30, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (99%). During the year ended June 30, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (64%). As of June 30, 2016 the Company had no accounts receivable balance. As of June 30, 2015 the Company had one customer who accounted for more than 10% of the Company’s accounts receivable (99%).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the years ended June 30, 2016 and 2015, the Company incurred $311,798 and $127,001, respectively for research and development expense which are included in the consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) – June 30, 2016	$6,415,371	$–	$–	$6,415,371
Convertible notes (net of discount) – June 30, 2015	$3,112,943	$–	$–	$3,112,943
Derivative liability – June 30, 2016	$188,128	$–	$–	$188,128
Derivative liability – June 30, 2015	$–	$–	$–	$–

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of June 30, 2016:

Balance at June 30, 2015	$3,112,943
Issuance of notes	5,417,800
Deferred financing and debt and warrants discount on convertible notes	(3,336,746)
Debt increase due to modification	825,401
Accretion of debt and warrant discount and prepaid financing costs	913,544
Re-class to accrued interest and customer deposit into convertible notes payable	368,947
Issuance of shares of common stock for convertible debt	(859,018)
Payments on convertible notes payable	(27,500)
Balance June 30, 2016	$6,415,371

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of June 30, 2016 and 2015.

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015.	$–
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	389,697

Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Change in fair value of derivative at period end	(18,868)
Balance June 30, 2016	$188,128

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

At June 30, 2016 and 2015, loss for contingency payable was $-0- and $592,312, respectively.

Accounting for Stock Option Based Compensation

The Company calculates compensation costs for all share-based awards to employees based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award).

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2016, the Company had debt instruments and warrants outstanding that can potentially be converted into approximately 120,941,836 shares of common stock. 98,322,309 of these shares would be included in the computation of diluted earnings per share if the Company had net income as their effect would be dilutive.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	–
Convertible debt and notes payable including accrued interest	22,619,527
22,619,527

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

During September 2015, the Company had recorded a charge for the derivative liability resulting from the Company having insufficient shares of $85,960. This derivative liability is a result of the embedded conversion features of the notes payable to convert 18,231,003 shares, at fixed prices ranging from $0.04 to $1.00 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Scholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly the reclassification of the value of these derivatives had no impact on the Company’s financial statements. On December 31, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. As such, the related derivative liability has been revalued to $0 at June 30, 2016.

On June 30, 2016, the Company again amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 200,000,000 to 300,000,000. The increase in the authorized number of shares of common stock was approved by the Board of Director of the Company on June 30, 2016 and holders of more than 50% of the voting power of the Company’s capital stock. The Company’s ticker symbol and CUSIP remain unchanged.

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

FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. This update did not have a significant impact upon early adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-11, “Simplifying the Measurement of Inventory” was issued in July 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not anticipate a significant impact upon adoption.

FASB ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” was issued in August 2015 which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-17, “Income Taxes Balance Sheet Classification of Deferred Taxes” was issued in November 2015. This requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position and applies to all entities that present a classified statement of financial position. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” was issued in June 2016.  This ASU amends the Board’s guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption will be permitted.  The Company does not anticipate a significant impact upon adoption.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2016:

Resources: As of June 30, 2016, we had three full-time employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

(b)  Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2016 that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of June 30, 2016 were as follows:

Name	Age	Position
Curt Thornton	60	Chief Executive Officer, Chairman, President, and Director
Robert Ostrander	62	Vice President, Sales, Business Development, Secretary and Director
Jon Corfino	54	Director

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

For the fiscal year ending June 30, 2016, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2016 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year Ended June 30,	Salary ($)(1)	Bonus ($)	All Other Compensation ($)	Total ($)
Curt Thornton	2016	144,000			144,000
Chief Executive Officer	2015	144,000	-	-	144,000
and Principal Financial Officer	2014	144,000	-	-	144,000

Robert Ostrander	2016	125,000	-	-	125,000
Vice President, Sales and	2015	125,000	-	-	125,000
Business Development	2014	125,000	-	-	125,000

Jeff Vrachan	2016	125,000	-	-	125,000
Vice President Engineering	2015	125,000	-	-	125,000
Chief Technology Officer	2014	125,000	-	-	125,000

(1)	In the fiscal years ended June 30, 2014 and June 30, 2015, none of the officers received all of their contractual salary included above. The balance due from each year was accrued as an amount payable. Curt Thornton received $37,692 and $78,669 for the fiscal years ended June 30, 2015 and 2014. Robert Ostrander received $33,654 and $70,708 for the fiscal years ended June 30, 2015 and 2014 and 2013. Jeff Vrachan received $33,654 and $65,900 for the fiscal years ended June 30, 2015 and 2014. In 2016, all employees were paid their full salary.

Director Compensation

No director received any compensation for services as director for the years ended June 30, 2016 and 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 12, 2016 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Curt Thornton	7,075,200	7.4%
Robert Ostrander	2,725,000	2.8%
Jon Corfino	325,000	0.3%
All officers and directors as a group (3 persons owning stock)	10,125,200	10.5%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Provision Holding, Inc. 9253 Eton Avenue, Chatsworth, California 91311.

(2)	Applicable percentage ownership is based on 96,286,227 shares of common stock outstanding as of October 12, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of October 12, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of October 12, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our financial statements for the fiscal years ended June 30, 2016 and 2015 were audited by RBSM LLP.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by RBSM LLP

The following is a summary of the fees for professional services rendered by RBSM LLP for the years ended June 30, 2016 and 2015.

Fee Category	2016	2015
Audit fees	$68,250	$52,000
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$68,250	$52,000

Audit fees. Audit fees represent fees for professional services performed by RBSM LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. We did not incur any other fees for services performed by RBSM LLP, other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2016 or 2015.

Tax Fees. We did not incur any fees for tax services performed by RBSM LLP.

Other fees. RBSM LLP did not receive any other fees during for the fiscal years ended June 30, 2016 or 2015.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation of MailTec, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008)
3.1.1	Certificate of Amendment to Articles of Incorporation of Provision Holding, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2016)
3.1.2	Certificate of Amendment to Articles of Incorporation of Provision Holding, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2016)
3.2	Restated Bylaws of Provision Holding, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008)
3.3	Series A Certificate of Designation of Provision Holding, Inc. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2016)
10.1	Agreement and Plan of Merger by and among MailTec, Inc., ProVision Merger Corp and Provision Interactive Technologies, Inc. (previously filed as an exhibit to Amendment No.1 to Form 8-K filed with the Securities and Exchange Commission on March 3, 2008)
10.2	Amended and Restated Agreement and Plan of Merger by and among MailTec, Inc., ProVision Merger Corp and Provision Interactive Technologies, Inc. (previously filed as an exhibit to Amendment No. 2 to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008)
10.3	Employment Agreement, dated May 30, 2006, by and between Provision Interactive Technologies, Inc. and Curt Thornton (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
10.4	Employment Agreement, dated May 30, 2006, by and between Provision Interactive Technologies, Inc. and Robert Ostrander (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
10.5	Employment Agreement, dated May 30, 2006, by and between Provision Interactive Technologies, Inc. and Jeff Vrachan (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
10.15	Marketing Agreement, dated February 28, 2007, by and between Intel Corporation and Provision Interactive Technologies, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
10.16	Convertible Promissory Note of Provision Holding, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2016)
10.17	12% Senior Secured Convertible Promissory Note of Provision Holding, Inc. (previously filed as an exhibit to Form 10-Q filed with the Securities and Exchange Commission on May 24, 2016)
10.18	Limited Liability Company Agreement of ProDava 3D, LLC, a Delaware Limited Liability Company, dated June 30, 2014 (incorporated by reference to the Form 10-Q, as filed with the Securities and Exchange Commission on February 16, 2016).
10.19	License Agreement, by and between Provision Holding, Inc. and ProDava 3D, LLC, dated June 30, 2014 (incorporated by reference to the Form 10-Q, as filed with the Securities and Exchange Commission on February 16, 2016).
21	List of Subsidiaries (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)\15d-14(a)*
32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
99.1	Pro forma financial information (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Provision Holding, Inc.

9253 Eton Avenue,

Chatsworth, CA 91311

We have audited the accompanying consolidated balance sheet of Provision Holding, Inc. and its subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provision Holding, Inc. at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of June 30, 2016, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY

October 13, 2016

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 AS OF JUNE 30, 2016 AND 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash	$2,175,543	$128,968
Accounts receivable, related party	–	75,455
Accounts receivable	–	850
Inventory, net	3,521,739	1,477,267
Prepaid expenses	592,769	–
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	6,293,051	1,685,540

EQUIPMENT, net of accumulated depreciation	26,736	–
INTANGIBLES, net of accumulated amortization	172,725	157,121

TOTAL ASSETS	$6,492,512	$1,842,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,651,657	$2,100,171
Payroll taxes, interest and penalties	590,799	655,446
Accrued interest	2,476,036	2,256,133
Unearned revenue	3,419,616	2,241,820
Debt settlement payable	16,795	218,215
Loss contingency payable	–	592,312
Derivative liability	188,128	–
Current portion of convertible debt, net of debt discount of $16,980 and $-0-	609,905	999,385
Notes payable	90,000	108,000

TOTAL CURRENT LIABILITIES	10,042,936	9,171,482

CONVERTIBLE DEBT, net of current portion and unamortized debt discount of $1,291,892 and $78,556 and net of unamortized warrant discount of $363,663 and $-0- and net of financing costs of $1,287,109 and $457,886	5,805,466	2,113,558
Nonconvertible series A preferred stock, related party	100	–

TOTAL LIABILITIES	15,848,502	11,285,040

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Designated 1,000 Series A preferred stock, Issued and outstanding – 1,000 and -0- shares, respectively	–	–
Common stock, par value $0.001 per share Authorized –300,000,000 shares and 100,000,000 shares; respectively - issued and outstanding – 89,242,624 and 75,483,456, respectively	89,242	75,483
1,249,998 Common stock, par value $0.001 per share to be issued for services	262,166	–
Additional paid-in capital	25,100,864	19,087,584
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(34,758,262)	(28,555,446)

TOTAL STOCKHOLDERS’ DEFICIT	(9,355,990)	(9,442,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,492,512	$1,842,661

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015
REVENUES
Advertising and hardware revenues	$84,810	$209,461
Service related revenues – related party	4,929,346	365,068
TOTAL REVENUES	5,014,156	574,529
COST OF REVENUES	4,488,001	309,103
GROSS PROFIT	526,155	265,426
EXPENSES
General and administrative	2,153,432	961,339
Research and development	311,798	127,001
TOTAL EXPENSES	2,465,230	1,088,340
LOSS FROM OPERATIONS	(1,939,075)	(822,914)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	(85,960)	–
Change in fair value of derivative	18,868	152,253
Gain on forgiveness of debt	597,312	73,562
Loss on debt extinguishment	(2,865,234)	–
Amortization of debt and warrant discount and financing costs	(913,544)	(18,668)
Other income (expense)	2,053	124,788
Interest expense	(1,017,236)	(352,791)
TOTAL OTHER INCOME (EXPENSE)	(4,263,741)	(20,856)
LOSS BEFORE INCOME TAXES	(6,202,816)	(843,770)
Income tax expense	–	–
NET LOSS	$(6,202,816)	$(843,770)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.08)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	80,098,932	72,656,317

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	Preferred A Stock		Common Stock		Additional Paid-in	Shares to be	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Stock	Deficit	Deficit
Balance, June 30, 2014	–	$–	69,451,849	$69,452	$18,327,158	$–	$(50,000)	$(27,711,676)	$(9,365,066)
Issuance of common stock, net of fees	–	–	1,838,462	1,838	92,652	–	–	–	94,490
Issuance of common stock for debt and accrued interest conversion	–	–	3,445,161	3,445	91,279	–	–	–	94,724
Issuance of common stock for accounts payable	–	–	747,984	748	75,752	–	–	–	76,500
Cost of warrants	–	–	–	–	457,886	–	–	–	457,886
Debt discount	–	–	–	–	42,857	–	–	–	42,857
Net loss for the year ended June 30, 2015	–	–	–	–	–	–	–	(843,770)	(843,770)
Balance, June 30, 2015	–	$–	75,483,456	$75,483	$19,087,584	$–	$(50,000)	$(28,555,446)	$(9,442,379)
Issuance of common stock on conversion of debt and accrued interest	–	–	9,781,375	9,781	851,737	–	–	–	861,518
Issuance of common stock for services received	–	–	1,953,333	1,954	246,979	262,166	–	–	511,099
Issuance of common stock for warrants	–	–	1,399,460	1,399	(1,399)	–	–	–	-
Issuance of common stock in conjunction with warrant exercise for Cash	–	–	625,000	625	24,375	–	–	–	25,000
Issuance of preferred A shares for services received	1,000	–	–	–	–	–	–	–	–
Derivative liability reclass to additional paid in capital upon share increase	–	–	–	–	85,960	–	–	–	85,960
Derivative liability reclass to additional paid in capital upon notes conversion	–	–	–	–	182,701	–	–	–	182,701
Fair value of warrants issued for finance costs	–	–	–	–	567,761	–	–	–	567,761

Fair value of warrants issued for deferred finance cost	–	–	–	–	685,250	–	–	–	685,250
Fair value of warrants issued in connection with convertible notes	–	–	–	–	19,183	–	–	–	19,183
Debt discount on convertible notes	–	–	–	–	1,310,900	–	–	–	1,310,900
Debt modification Expenses	–	–	–	–	2,039,833	–	–	–	2,039,833
Net loss for the year ended June 30, 2016	–	–	–	–	–	–	–	(6,202,816)	(6,202,816)
Balance, June 30, 2016	1,000	$–	89,242,624	$89,242	$25,100,864	$262,166	$(50,000)	$(34,758,262)	$(9,355,990)

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,202,816)	$(843,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation, stock and warrants	511,198	–
Debt modification expenses	2,865,234
Gain on forgiveness of debt	(597,312)
Depreciation expense	764	107
Amortization	2,496	2496
Amortization of prepaid financing cost	514,207	–
Amortization of debt discount	195,239	18,668
Amortization of warrant discount	204,098	–
Gain on debt settlement	–	(73,562)
Change in the fair value of derivative liability	(18,868)	(152,253)
Reduction of inventory reserve	–	(33,135)
Derivative liability expense – insufficient shares	85,960	–
Non-cash interest expenses	275,041	–
Changes in operating assets and liabilities:
Accounts receivable	76,305	(72,861)
Inventory	(2,044,472)	(1,444,132)
Prepaid expenses	(592,769)	–
Prepaid financing costs	(93,246)	4,688
Accounts payable and accrued liabilities	648,068	499,481
Payroll taxes, interest and penalties	(64,647)	(102,823)
Accrued interest	468,350	327,560
Unearned revenue	1,305,796	1,213,820
NET CASH (USED IN) OPERATING ACTIVITIES	(2,461,374)	(655,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(27,500)	–
Purchase of intangible assets	(18,100)	–
NET CASH (USED IN) INVESTING ACTIVITIES	(45,600)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of fees	4,775,469	–
Payments on debt settlement	(201,420)	(41,785)
Payments on convertible notes payable and note payable	(45,500)	(7,500)
Stock issued for cash in conjunction with warrant exercise	25,000	94,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,553,549	45,205

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,046,575	(610,511)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	128,968	739,479

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,175,543	$128,968

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$254,444	$–
Taxes paid	$–	$–

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$861,518	$94,724

Issuance of shares of common stock for accounts payable	$–	$76,500

Debt discount on convertible notes	$1,425,555	$42,857

Fair value of warrant issued for debt discount and deferred financing cost	$1,272,194	$457,886

Derivative liability reclass into additional paid in capital upon sufficient authorized shares	$85,960	$–

Re-class convertible notes into notes payable and debt settlement payable	$–	$290,000

Initial derivative liability on the notes issuance date	$389,697	$–

Derivative liability reclass into additional paid in capital upon notes conversion	$182,701	$–

Proceed from convertible notes directly paid to accounts payable balance	$96,581	$–

Re-class customer deposit and accrued interest into convertible debt	$368,947	$–

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

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

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at June 30, 2016 of $34,758,262. The Company has negative working capital of $3,749,885 as of June 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company's significant accounting policies during the year ended June 30, 2016 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Basis of comparison

Certain prior-period amounts have been reclassified to conform to the current period presentation.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of June 30, 2016 and 2015, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Impairment of Long-Lived Assets and Goodwill

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the years ended June 30, 2016 and 2015.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the years ended June 30, 2016 and 2015.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $3,419,616 and $2,241,820 as of June 30, 2016 and 2015, respectively as deferred revenue.

Significant Customers

During the year ended June 30, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (98%). During the year ended June 30, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (64%). As of June 30, 2016 the Company had no accounts receivable balance. As of June 30, 2015 the Company had one customer who accounted for more than 10% of the Company’s accounts receivable (99%).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the years ended June 30, 2016 and 2015, the Company incurred $311,798 and $127,001, respectively for research and development expense which are included in the consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) – June 30, 2016	$6,415,371	$–	$–	$6,415,371
Convertible notes (net of discount) – June 30, 2015	$3,112,943	$–	$–	$3,112,943
Derivative liability – June 30, 2016	$188,128	$–	$–	$188,128
Derivative liability – June 30, 2015	$–	$–	$–	$–

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of June 30, 2016:

Balance at June 30, 2015	$3,112,943
Issuance of notes	5,417,800
Deferred financing and debt and warrants discount on convertible notes	(3,336,746)
Debt increase due to modification	825,401
Accretion of debt and warrant discount and prepaid financing costs	913,544
Re-class to accrued interest and customer deposit into convertible notes payable	368,947
Issuance of shares of common stock for convertible debt	(859,018)
Payments on convertible notes payable	(27,500)
Balance June 30, 2016	$6,415,371

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of June 30, 2016 and 2015.

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

FOR THE YEAR ENDED JUNE 30, 2016

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015.	$–
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	389,697

Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Change in fair value of derivative at period end	(18,868)
Balance June 30, 2016	$188,128

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

At June 30, 2016 and 2015, loss for contingency payable was $-0- and $592,312, respectively.

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions in 2015. The Company remains subject to examination by the Federal and State tax authorities since inception through June 30, 2016.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2016, the Company had debt instruments and warrants outstanding that can potentially be converted into approximately 120,941,836 shares of common stock. 98,322,309 of these shares are included in the computation as their effect would be dilutive.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	–
Convertible debt and notes payable including accrued interest	22,619,527
22,619,527

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

During September 2015, the Company had recorded a charge for the derivative liability resulting from the Company having insufficient shares of $85,960. This derivative liability is a result of the embedded conversion features of the notes payable to convert 18,231,003 shares, at fixed prices ranging from $0.04 to $1.00 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Scholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly the reclassification of the value of these derivatives had no impact on the Company’s financial statements. On December 31, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. As such, the related derivative liability has been revalued to $0 at June 30, 2016.

On June 30, 2016, the Company again amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 200,000,000 to 300,000,000. The increase in the authorized number of shares of common stock was approved by the Board of Director of the Company on June 30, 2016 and holders of more than 50% of the voting power of the Company’s capital stock. The Company’s ticker symbol and CUSIP remain unchanged.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

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

FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. This update did not have a significant impact upon early adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-11, “Simplifying the Measurement of Inventory” was issued in July 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not anticipate a significant impact upon adoption.

FASB ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” was issued in August 2015 which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-17, “Income Taxes Balance Sheet Classification of Deferred Taxes” was issued in November 2015. This requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position and applies to all entities that present a classified statement of financial position. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” was issued in June 2016.  This ASU amends the Board’s guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption will be permitted.  The Company does not anticipate a significant impact upon adoption.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

NOTE 2	INVENTORY

Inventory consists of raw materials; work in process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	June 30, 2016	June 30, 2015

Raw materials	$26,619	$262,393
Work in process	–	–
Finished goods	3,652,485	1,372,239
	3,679,104	1,634,632
Less Inventory reserve	(157,365)	(157,365)
Total	$3,521,739	$1,477,267

At June 30, 2016 and 2015, the inventory reserve remained unchanged, respectively.

NOTE 3	PREPAID EXPENSES

During the year ended June 30, 2016, the Company prepaid certain expenses related to software licensing fees, freight, supplies and legal expenses. At June 30, 2016, $592,769 of these expenses remains to be amortized over the useful life through May 2017.

NOTE 4	PROPERTY and EQUIPMENT, net

Equipment consists of the following:

	June 30, 2016	June 30, 2015

Furniture and fixtures	$12,492	$12,492
Computer equipment	39,180	11,680
Equipment	4,493	4,493
	56,165	28,665
Less accumulated depreciation	(29,429)	(28,665)
Total	$26,736	$–

The aggregate depreciation charge to operations was $764 and $107 for the years ended June 30, 2016 and 2015, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 5	PREPAID FINANCING COSTS

The Company pays financing costs to consultants and service providers related to certain financing transactions. The financing costs are then amortized over the respective life of the financing agreements. As such, the Company has prepaid $1,287,109 and $457,886 in financing costs at June 30 2016 and 2015, respectively. Prepaid financing costs are presented with the net convertible debt as appropriate.

The aggregate amortization of prepaid financing cost charged to operations was $514,207 and $-0- for years ended June 30, 2016 and 2015, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

NOTE 6	INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	June 30, 2016	June 30, 2015

Patents in process	$142,116	$124,016
Patents issued	58,037	58,037
	200,153	182,053

Less accumulated amortization	(27,428)	(24,932)

Total	$172,725	$157,121

The aggregate amortization expense charged to operations was $2,496 and $2,496 for years ended June 30, 2016 and 2015, respectively. The amortization policies followed by the Company are described in Note 1.

As of June 30, 2016, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2017	$2,496
June 30, 2018	2,496
June 30, 2019	2,496
June 30, 2020	2,496
June 30, 2021	2,496
Thereafter	160,245

Total	$172,725

NOTE 7	DEBT SETTLEMENT

During February 2015 the Company settled with a convertible note holder to repay the principal and accrued interest due with an interest free scheduled payment plan. On the date of the settlement the principal and accrued interest had a total value of $333,563. The scheduled payment plan calls for payments totaling $260,000. Accordingly, the Company recorded $73,562 of gain on debt extinguishment in June 2015. The Company repaid $201,420 on this debt during the year ended June 30, 2016. The remaining balance is $16,795 and $218,215 at June 30, 2016 and 2015, respectively.

On August 26, 2004, in order to protect its legal rights and in the best interest of the shareholders at large, the Company filed, in the Superior Court of California, a complaint alleging breach of contract, rescission, tortuous interference and fraud with Betacorp Management, Inc. In an effort to resolve all outstanding issues, the parties agreed, in good faith, to enter into arbitration in the State of Texas, domicile of the defendants. On August 11, 2006, a judgment was awarded against the Company in the sum of $592,312. A contingency loss of $592,312 was charged to operations during the year ended June 30, 2007. Subsequently, The Company filed a counter lawsuit and was awarded a default judgement in its favor, and as such removed the contingency loss during the year ended June 30, 2016 (Note 15).

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

NOTE 8	CONVERTIBLE DEBT

Convertible debt consists of the following:

	June 30, 2016	June 30, 2015

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to June 2019 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$8,625,015	$2,899,385
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017.	750,000	750,000
Unamortized prepaid financing costs	(1,287,109)	(457,886)
Unamortized warrants discount to notes	(363,663)	–
Unamortized debt discount	(1,308,872)	(78,556)
	6,415,371	3,112,943
Less current portion	(609,905)	(999,385)
Convertible debt, net of current portion and debt discount	$5,805,466	$2,113,558

As of June 30, 2016, the Company has $526,885 of convertible debt that is in default and past the due date. These debts are included in the $609,905 of current portion of notes payable, net of discounts.

During the year ended June 30, 2016, the Company issued $5,417,800 in 12% Series A Senior Secured Convertible Promissory Notes, convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share. Each subscriber will receive, for every $1,000 in Promissory Notes purchase, Series A Warrants to purchase 2,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The Promissory Notes shall be secured by all current and future assets of the Company on a pro-rata basis. The Company received net proceeds of $4,775,468, balance $545,780 was shown as deferred financing cost and $96,552 was adjusted against the old accounts payable. In relation to the above note, the Company incurred $104,400 as additional deferred financing cost. During the year ended June 30, 2016, the Company issued warrants to placement agents at exercise price of $0.15 per share which was valued at $685,250 and recorded as deferred financing cost.

For the year ended June 30, 2016, the Company charged $514,207 as amortization of deferred financing cost.

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

The Company allocated the proceeds from the sale of the above promissory notes and related warrants based on the relative fair values at the time of issuance with the proceeds allocated to the warrants accounted for as additional paid-in-capital. The detachable Warrants were valued at $567,761 using Black-Scholes model, as the fair value of convertible promissory notes on commitment date was $567,761. The effective conversion price is calculated, which is lower than the stock price on issuance dates, and therefore, the Company determined that the instrument’s effective conversion price was in-the-money at the instrument’s commitment date (a “beneficial conversion feature”). The intrinsic value of the conversion option (beneficial conversion feature) is $1,310,900, and the Company recorded $1,310,900 beneficial conversion feature to additional paid in capital.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

During the year ended June 30, 2016 the few holders of the Note converted $579,500 including accrued interest value into 6,961,195 shares of the Company's common stock.

On May 6, 2016, the Company exchanged a debenture with an unpaid principal amount of $195,000 and unpaid interest of $94,839 for $7,821 in cash, a 12% Senior Secured Convertible Promissory Note for $282,018 convertible into the Company’s common stock at $0.10 per share and a warrant to purchase 564,036 shares of the Company’s common stock at $0.15 per share which expires on May 6, 2021. The Company determined fair value of new debt $535,834 and fair value of warrants $91,317 as a result was recorded $345,133 as a loss on debt extinguishment during the year ended June 30, 2016. On June 30, 2016 the holder of the Note converted $282,018 full face value into 2,820,180 shares of the Company's common stock. The balance on the Note as of June 30, 2016 is $-0-.

On June 30, 2016, the Company entered into an agreement, effective May 18, 2016, to exchange promissory notes held by two noteholders for promissory notes and warrants. The original notes (“Original Notes”) had a principal balance of $140,000 with accrued interest of $84,599, subject to a substantial increase if default provisions of the Original Notes, which the Company disputed, were applied. The principal and interest total of $224,599, subject to a substantial increase if default provisions of the Original Notes which the Company disputed were applied, was convertible at $0.03 per share. The Original Notes were exchanged for promissory notes (“New Notes”) with a conversion price of $0.10 per share and interest rate of 12% and a principal balance of $1,050,000, a discount to the mandatory default amount of the Original Notes claimed by the noteholders, which the Company disputed,. The holders of the New Notes will also receive warrants to purchase the Company’s common stock, equal to 20% of the initial convertible amount of the New Notes, at an exercise price of $0.15 per share. The Company determined fair value of new debt $2,310,000 and fair value of warrants $434,700 as a result was recorded $2,520,100 as a loss on debt extinguishment during the year ended June 30, 2016. The balance on the Note as of June 30, 2016 is $1,050,000 ($825,401 increase in principal notes balance was included in loss on debt extinguishment).

Accrued and unpaid interest for convertible notes payable at June 30, 2016 and 2015 was $1,678,138 and $1,520,620, respectively.

For the years ended June 30, 2016 and 2015, $511,101 and $241,012 was charged as interest on debt and shown as interest expenses, respectively.

For the year ended June 30, 2016, $204,098 was expensed in the statement of operation as amortization of warrant discount, respectively. For the year ended June 30, 2016 and 2015, $155,356 and $18,668 was amortized of debt discount, respectively.

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

FOR THE YEAR ENDED JUNE 30, 2016

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

On June 10, 2016, the Company entered into a Loan Agreement with an investor pursuant to which the Company reissued a convertible promissory note from a selling investor in the principal amount of for up to $160,330. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The Conversion Price is the 80% of the average closing price of the last thirty trading days of the stock, not lower than $0.10. The Note accrues interest at a rate of 7% per annum and matures on December 10, 2017.

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

The initial fair value of the embedded debt derivative of $206,996 was allocated as a debt discount $76,163 was determined using intrinsic value with the remainder $130,833 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	164%,
(3) risk-free interest rate of	0.87%,
(4) expected life of	36 months
(5) fair value of the Company’s common stock of	$0.26 per share.

During the years ended June 30, 2016 and 2015, the Company recorded the loss (gain) in fair value of derivative in the amount of $18,868 and $171,121, respectively.

For the years ended June 30, 2016 and 2015, $39,883 and $-0-, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015	$–
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	389,697
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Change in fair value of derivative at period end	(18,868)
Balance June 30, 2016	$188,128

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

NOTE 9	Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 8) and warrants (Note 12), which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at June 30, 2016:

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

During the year ended June 30, 2016, the Company issued notes with embedded conversion features and warrants to purchase common stock and the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

On December 31, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 100,000,000 to 200,000,000.

On June 30, 2016, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 200,000,000 to 300,000,000. The increase in the authorized number of shares of common stock was approved by the Board of Director of the Company on June 30, 2016 and holders of more than 50% of the voting power of the Company’s capital stock. The Company’s ticker symbol and CUSIP remain unchanged.

NOTE 10	NOTES PAYABLE

At June 30, 2016 and 2016, $90,000 and $108,000, respectively, of debt was outstanding with interest rates of 8% to 15%.

During the year ended June 30, 2016, the Company repaid $18,000 of principal on these notes.

Accrued and unpaid interest for these notes payable at June 30, 2016 and 2015 was $26,528 and $39,349, respectively.

For the years ended June 30, 2016 and 2015, $6,450 and $11,548 was charged as interest on debt and shown as interest expenses, respectively.

NOTE 11	COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $69,313 and $74,439 for the years ended June 30, 2016 and 2015, respectively. On March 2, 2016, the Company entered into an Amendment to Lease in order to extend the current lease through March 31, 2019. The lease calls for monthly rent of $6,719 per month for the period of April 1, 2016 through March 31, 2017. The monthly rent increases 4% for each of the next two years.

The future minimum payments under this lease are as follows:

Fiscal year ending,
June 30, 2017	$81,435
June 30, 2018	84,696
June 30, 2019	65,412

Total	$231,543

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $590,799 and $655,446 at June 30, 2016 and 2015, respectively

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

NOTE 12	EQUITY

Preferred Stock

The Company is authorized to issue 4,000,000 shares of Preferred Stock with a par value of $0.001 per share as of June 30, 2016. Preferred shares issued and outstanding at June 30, 2016 and 2015 were 1,000 shares and 0 shares respectively.

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

On June 30, 2016, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 200,000,000 to 300,000,000. The increase in the authorized number of shares of common stock was approved by the Board of Director of the Company on June 30, 2016 and holders of more than 50% of the voting power of the Company’s capital stock on June 30, 2016.

As of June 30, 2016 and 2015, there were 89,242,624 and 75,483,456 shares of common stock issued and outstanding, respectively.

During the year ended June 30, 2016, the Company issued 1,953,333 shares of common stock in exchange for consulting services valued at $248,933 and stock to be issued 1,249,997 shares of common stock in exchange for services valued at $262,166.

During the year ended June 30, 2016 the Company issued 9,781,375 shares of its common stock in payment of $861,518 debt and accrued interest.

During the year ended June 30, 2016 the Company issued 625,000 shares of its common stock per the exercise of warrants for $25,000.

During the year ended June 30, 2016 the Company issued 1,399,460 shares of its common stock per the exercise of cashless warrants.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

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

During May 2015, the Company issued 447,984 shares of its common stock in payment of an outstanding liability in the amount of $45,000.

Warrants

Warrant activity during the year ended June 30, 2016, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2014	14,723,268	$0.13	$759,284
Granted	50,000	0.15	–
Exercised	–	–	–
Expired	(6,022,080)	0.13	796,408
Outstanding and exercisable at June 30, 2015	8,751,189	$0.14	$406,131
Granted	20,529,386	0.13	–
Exercised	(2,883,616)	0.06	–
Expired
Outstanding and exercisable at June 30, 2016	26,396,958	$0.14	$3,695,574

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

During the year ended June 30, 2016, the Company issued warrants to purchase 13,499,636 shares of common stock in connection with convertible notes.  These warrants have an exercise price of $0.06 to $0.15 per share and expire within three to five years from the date of issue and the same was accounted as warrant discount and valued $567,761 as of June 30, 2016 (see Note 8).

During the year ended June 30, 2016, the Company issued warrants to purchase 6,732,800 shares of common stock for professional fees related to the issuances of convertible notes. These warrants have an exercise price of $0.07 to $0.10 per share and expire within three years from the date of issue and the same was accounted as deferred financing cost and valued $685,250 as of June 30, 2016 (see Note 8).

During the year ended June 30, 2016, the Company issued warrants to purchase 296,950 shares of common stock for non-cash interest fees. These warrants have an exercise price of $0.06 and expire within five years from the date of issue and the same was accounted for as interest expense and valued at $19,183 as of June 30, 2016.

During the year ended June 30, 2016, the Company issued 1,399,460 shares of common stock in order to fulfill the cashless exercise of 2,258,616 warrants. Due the nature of the exercise, the Company did not receive any funds.

During the year ended June 30, 2016 the Company issued 625,000 shares of its common stock per the exercise of 625,000 warrants for $25,000.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

The fair value of the described above warrants was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.82% to 1.1%;
(2) dividend yield of	0%;
(3) volatility factor of	138%-158%;
(4) an expected life of the conversion feature of	3 to 5 years, and
(5) estimated fair value of the company’s common stock of	$0.07 to $0.10 per share.

Stock Option Plan

There were no new options granted or exercised during the years ended June 30, 2016 and 2015. There are no stock options outstanding as of June 30, 2016 and 2015.

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

For the years ended June 30, 2016 and 2015 total revenue includes $4,929,346 and $365,068, respectively, revenue from a related party.

Also, total accounts receivables as of June 30, 2016 of $-0- includes $-0- receivables from a related party. Further, total unearned revenue as of June 30, 2016 of $3,419,616 includes $2,453,159 advance payments for sales orders received from a related party.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

NOTE 14	INCOME TAXES

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

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At June 30, 2016 and 2015, deferred income tax assets, which are fully reserved, were comprised primarily of the net operating loss carryforwards of approximately $8,930,000 and $8,270,000, respectively.

The valuation allowance increased by $660,000 and $816,559 during the years ended June 30, 2016 and 2015, respectively, as a result of the increase in the net operating carryforwards. Management believes it is more likely than not that the net operating losses will not be utilized, so a full valuation reserve has been recorded accordingly.

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $30,205,000 as of June 30, 2016 that expire through 2036, $28,555,000 as of June 30, 2015 that expire through 2035. Additionally, the ultimate utilization of net operating losses may be limited by change of control provision under section 382 of the Internal Revenue Code.

NOTE 15	LEGAL PROCEEDINGS

On August 26, 2004, in order to protect its legal rights and in the best interest of the shareholders at large, the Company filed, in the Superior Court of California, a complaint alleging breach of contract, rescission, tortuous interference and fraud with Betacorp Management, Inc. In an effort to resolve all outstanding issues, the parties agreed, in good faith, to enter into arbitration in the State of Texas, domicile of the defendants. On August 11, 2006, a judgment was awarded against the Company in the sum of $592,312. A contingency loss of $592,312 was charged to operations during the year ended June 30, 2007. Subsequently, The Company filed a counter lawsuit and was awarded a default judgement in its favor, and as such removed the contingency loss during the year ended June 30, 2016.

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

NOTE 16	SUBSEQUENT EVENTS

During August and September 2016, the Company issued 1,066,667 shares of common stock in payment of services received in connection to multiple agreements.

During August and September 2016, the Company issued 6,761,312 shares of common stock to investors as the result of debt and interest conversions.

On August 1, 2016, the Company entered into an agreement with two individuals to serve on the Company’s Advisory Board. Per the agreement the individuals were granted 25,000 options to purchase the Company’s common stock at a price of $0.23 per share.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVISION HOLDING, INC.

Dated: October 13, 2016	By	/s/ Curt Thornton
Name: Curt Thornton
Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on October 13, 2016, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Curt Thornton	Chief Executive Officer and President
Curt Thornton	Chairman of the Board and Director

/s/ Robert Ostrander	Vice President, Sales, Business Development,
Robert Ostrander	Secretary and Director

/s/ Jon Corfino	Director
Jon Corfino

24