Form 10-Q
period 2016-09-30
Provision Holding, Inc.
filed 2016-11-10
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

There were 97,336,227 shares of the Registrant’s $0.001 par value common stock outstanding as of November 9, 2016.

ITEM 1. FINANCIAL STATEMENTS

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	June 30, 2016
ASSETS	Unaudited
CURRENT ASSETS
Cash	$1,127,825	$2,175,543
Inventory, net	3,531,821	3,521,739
Prepaid expenses	542,927	592,769
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	5,205,573	6,293,051

EQUIPMENT, net of accumulated depreciation	24,444	26,736

INTANGIBLES, net of accumulated amortization	172,101	172,725

TOTAL ASSETS	$5,402,118	$6,492,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,530,654	$2,651,657
Payroll taxes, interest and penalties	575,589	590,799
Accrued interest	2,570,052	2,476,036
Unearned revenue	3,369,774	3,419,616
Debt settlement payable	–	16,795
Derivative liability	104,446	188,128
Current portion of convertible debt, net of unamortized debt discount of $28,317 and $16,980	4,928,968	609,905
Notes payable	90,000	90,000

TOTAL CURRENT LIABILITIES	14,169,483	10,042,936

CONVERTIBLE DEBT, net of current portion and unamortized debt discount of $1,098,855 and $1,291,892 and net of unamortized warrant discount of $292,694 and $363,663 and net of financing costs of $1,080,924 and $1,287,109	1,268,165	5,805,466
Nonconvertible series A preferred stock, related party	100	100

TOTAL LIABILITIES	15,437,748	15,848,502

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Designated 1,000 Series A preferred stock, Issued and outstanding – 1,000 and 1,000 shares, respectively	–	–
Common stock, par value $0.001 per share Authorized –300,000,000 shares - issued and outstanding – 97,070,603 and 89,242,624, respectively	97,070	89,242
Common stock to be issued for services, par value $0.001 per share, 1,100,000 and 1,249,998, respectively	233,000	262,166
Additional paid-in capital	26,066,089	25,100,864
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(36,381,789)	(34,758,262)

TOTAL STOCKHOLDERS’ DEFICIT	(10,035,630)	(9,355,990)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,402,118	$6,492,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	September 30,
	2016	2015
REVENUES
Advertising and hardware revenues	$8,870	$51,541
Service related revenues – related party	49,842	1,118,925
TOTAL REVENUES	58,712	1,170,466
COST OF REVENUES	56,027	919,952
GROSS PROFIT	2,685	250,514
EXPENSES
General and administrative	822,809	298,196
Research and development	150,132	32,069
TOTAL EXPENSES	972,941	330,265
LOSS FROM OPERATIONS	(970,256)	(79,751)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	–	(85,960)
Change in fair value of derivative liability	59,857	–
Gain on forgiveness of debt	–	597,312
Amortization of debt and warrant discount and financing costs	(458,855)	–
Other income (expense)	–	2,876
Interest expense	(254,273)	(352,304)
TOTAL OTHER (EXPENSE) INCOME	(653,271)	161,924
(LOSS) INCOME BEFORE INCOME TAXES	(1,623,527)	82,173
Income tax expense	–	–
NET (LOSS) INCOME	$(1,623,527)	$82,173
NET (LOSS) INCOME PER COMMON SHARE
Basic and diluted	$(0.02)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	93,155,328	76,870,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

UNAUDITED

	Preferred A Stock		Common Stock		Additional Paid-in	Shares to be	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Stock	Deficit	Deficit
Balance, June 30, 2016	1,000	$–	89,242,624	$89,242	$25,100,864	$262,166	$(50,000)	$(34,758,262)	$(9,355,990)
Issuance of common stock on conversion of debt and accrued interest	–	–	6,761,312	6,761	692,814	–	–	–	699,575
Issuance of common stock for services received	–	–	1,066,667	1,067	247,266	(29,166)	–	–	219,167
Issuance of options for services received	–	–	–	–	1,320	–	–	–	1,320
Derivative liability reclass to additional paid in capital upon notes conversion	–	–	–	–	23,825	–	–	–	23,825
Net loss for the three months ended September 30, 2016	–	–	–	–	–	–	–	(1,623,527)	(1,623,527)
Balance, September 30, 2016	1,000	$–	97,070,603	$97,070	$26,066,089	$233,000	$(50,000)	$(36,381,789)	$(10,035,630)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,623,527)	$82,173
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash compensation	219,167	21,000
Gain on forgiveness of debt	–	(597,312)
Depreciation expense	2,292	–
Amortization	624	624
Amortization of prepaid financing cost	206,185	58,079
Amortization of debt discount	181,700	48,584
Amortization of warrant discount	70,970	6,710
Fair value of options expenses	1,320	–
Change in the fair value of derivative liability	(59,857)	-
Derivative liability expense – insufficient shares	–	85,960
Non-cash interest expenses	–	144,208
Changes in operating assets and liabilities:
Accounts receivable	–	(240,240)
Inventory	(10,082)	843,414
Prepaid expenses	49,842	–
Accounts payable and accrued liabilities	(121,004)	(20,253)
Payroll taxes, interest and penalties	(15,210)	46,260
Accrued interest	116,499	112,138
Unearned revenue	(49,842)	(854,147)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,030,923)	(262,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH (USED IN) INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of fees	–	2,004,310
Payments on debt settlement	(16,795)	(67,140)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(16,795)	1,937,170

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,047,718)	1,674,368

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,175,543	128,968

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,127,825	$1,803,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

UNAUDITED

	Three Months Ended September 30,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$137,775	$–
Taxes paid	$–	$–

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$699,575	$97,000

Debt discount on convertible notes	$–	$38,493

Fair value of warrant issued for debt discount and deferred financing cost	$–	$499,870

Derivative liability expense – insufficient shares	$–	$85,960

Initial derivative liability on the notes issuance date	$–	$182,701

Derivative liability reclass into additional paid in capital upon notes conversion	$23,825	$182,701

Common stock to be issued now issued	$248,333	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

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

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at September 30, 2016 of $36,381,789. The Company has negative working capital of $8,963,910 as of September 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Basis of presentation

Throughout this report, the terms “we”, “us”, “ours”, “Provision” and “company” refer to Provision Holding, Inc., including its wholly-owned subsidiary. The condensed consolidated balance sheet presented as of June 30, 2016 has been derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, (instructions to Form 10-Q and Article 8 of Regulation S-X). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the fiscal year ended June 30, 2016 included in Provision’s Annual Report on Form 10-K filed with the SEC on October 13, 2016. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results for the fiscal year ending June 30, 2017.

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company's significant accounting policies during the three months ended September 30, 2016 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of September 30, 2016 and June 30, 2016, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $3,369,774 and $3,419,616 as of September 30, 2016 and June 30, 2016, respectively as deferred revenue.

Significant Customers

During the three months ended September 30, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (85%)During the three months ended September 30, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (96%).

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended September 30, 2016 and 2015, the Company incurred $150,132 and $32,069, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – September 30, 2016	$6,197,133	$-	$-	$6,197,133
Convertible notes (net of discount) – June 30, 2016	$6,415,371	$-	$-	$6,415,371
Derivative liability – September 30, 2016	$104,446	$-	$-	$104,446
Derivative liability – June 30, 2016	$188,128	$-	$-	$188,128

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of September 30, 2016:

Balance at June 30, 2016	$6,415,371
Accretion of debt and warrant discount and prepaid financing costs	458,855
Issuance of shares of common stock for convertible debt	(677,093)
Balance September 30, 2016	$6,197,133

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of September 30, 2016 and June 30, 2016.

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(23,825)
Change in fair value of derivative at period end	(59,857)
Balance September 30, 2016	$104,446

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2016, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 108,318,807 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	6,476,189
Options vested and outstanding	10,000
Convertible debt and notes payable including accrued interest	3,954,425
10,440,614

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

The carrying value of inventory consisted of the following:

	September 30, 2016	June 30, 2016

Raw materials	$36,701	$26,619
Finished goods	3,652,485	3,652,485
	3,689,186	3,679,104
Less Inventory reserve	(157,365)	(157,365)
Total	$3,531,821	$3,521,739

At September 30, 2016 and June 30, 2016, the inventory reserve remained unchanged, respectively.

NOTE 3	PREPAID EXPENSES

During the three months ended September 30, 2016, the Company prepaid certain expenses related to software licensing fees and legal expenses. At September 30, 2016 and June 30, 2016, $542,927 and $592,769, respectively, of these expenses remains to be amortized over the useful life through May 2017.

NOTE 4	PROPERTY and EQUIPMENT, net

Property and equipment consists of the following:

	September 30, 2016	June 30, 2016

Furniture and fixtures	$12,492	$12,492
Computer equipment	39,180	39,180
Equipment	4,493	4,493
	56,165	56,165
Less accumulated depreciation	(31,721)	(29,429)
Total	$24,444	$26,736

The aggregate depreciation charge to operations was $2,292 and $-0- for the three months ended September 30, 2016 and 2015, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 5	PREPAID FINANCING COSTS

The Company pays financing costs to consultants and service providers related to certain financing transactions. The financing costs are then amortized over the respective life of the financing agreements. As such, the Company has prepaid $1,080,924 and $1,287,109 in financing costs at September 30, 2016 and June 30, 2016, respectively. Prepaid financing costs are presented with the net convertible debt as appropriate.

The aggregate amortization of prepaid financing cost charged to operations was $206,185 and $58,079 for three months period ended September 30, 2016 and 2015, respectively.

NOTE 6	INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	September 30, 2016	June 30, 2016

Patents in process	$142,116	$142,116
Patents issued	58,037	58,037
	200,153	200,153

Less accumulated amortization	(28,052)	(27,428)

Total	$172,101	$172,725

The aggregate amortization expense charged to operations was $624 and $624 for three months ended September 30, 2016 and 2015, respectively. The amortization policies followed by the Company are described in Note 1.

As of September 30, 2016, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2017	$1,872
June 30, 2018	2,496
June 30, 2019	2,496
June 30, 2020	2,496
June 30, 2021	2,496
Thereafter	160,245

Total	$172,101

NOTE 7	DEBT SETTLEMENT

During February 2015 the Company settled with a convertible note holder to repay the principal and accrued interest due with an interest free scheduled payment plan. On the date of the settlement the principal and accrued interest had a total value of $333,563. The scheduled payment plan calls for payments totaling $260,000. Accordingly, the Company recorded $73,563 of gain on debt extinguishment in June 2015. The Company repaid $16,795 on this debt during the three months ended September 30, 2016. The remaining balance is $-0- and $16,795 at September 30, 2016 and June 30, 2016, respectively.

NOTE 8	CONVERTIBLE DEBT

Convertible debt consists of the following:

	September 30, 2016	June 30, 2016

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to February 2019 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$7,947,923	$8,625,015
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017.	750,000	750,000
Unamortized prepaid financing costs	(1,080,924)	(1,287,109)
Unamortized warrants discount to notes	(292,694)	(363,663)
Unamortized debt discount	(1,127,172)	(1,308,872)
	6,197,133	6,415,371
Less current portion	(4,928,968)	(609,905)
Convertible debt, net of current portion and debt discount	$1,268,165	$5,805,466

During the period ended September 30, 2016 the few holders of the Note converted $699,575 including accrued interest value into 6,761,312 shares of the Company's common stock. The determined fair value of the debt derivatives of $23,825 was reclassified into equity during the period ended September 30, 2016.

For the three ended September 30, 2016 and 2015, $70,970 and $6,710 were expensed in the statement of operation as amortization of warrant discount and shown as interest expenses, respectively. For the three ended September 30, 2016 and 2015, $181,700 and $48,584 was amortized of debt discount and shown as interest expenses, respectively.

The aggregate amortization of prepaid financing cost charged to operations was $206,185 and $58,079 for three months period ended September 30, 2016 and 2015, respectively.

Accrued and unpaid interest for convertible notes payable at September 30, 2016 and June 30, 2016 was $2,542,502 and $1,678,138, respectively.

For the three ended September 30, 2016 and 2015, $234,348 and $75,818, was charged as interest on debt and shown as interest expenses, respectively.

NOTE 9	DERIVATIVE LIABILITY

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

During the three ended September 30, 2016 and 2015, the Company recorded the loss (gain) in fair value of derivative ($59,857) and $-0-, respectively.

For the three ended September 30, 2016 and 2015, $6,399- and $-0-, respectively, was expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(23,825)
Change in fair value of derivative at period end	(59,857)
Balance September 30, 2016	$104,446

NOTE 10	NOTES PAYABLE

At September 30, 2016 and June 30, 2016, $90,000 and $90,000, respectively, of debt was outstanding with an interest rate of 8%.

Accrued and unpaid interest for these notes payable at September 30, 2016 and June 30, 2016 were $27,550 and $26,528, respectively.

For the three ended September 30, 2016 and 2015, $1,022 and $1,705, was charged as interest on debt and shown as interest expenses, respectively.

NOTE 11	COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $23,025 and $18,456 for the three months ended September 30, 2016 and 2015, respectively. On March 2, 2016, the Company entered into an Amendment to Lease in order to extend the current lease through March 31, 2019. The lease calls for monthly rent of $6,719 per month for the period of April 1, 2016 through March 31, 2017. The monthly rent increases 4% for each of the next two years.

The future minimum payments under this lease are as follows:

Fiscal year ending, June 30:
2017 – remaining nine months	$62,095
2018	83,900
2019	62,925

Total	$209,750

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $575,589 and $590,799 at September 30, 2016 and June 30, 2016, respectively.

NOTE 12	EQUITY

Preferred Stock

The Company is authorized to issue 4,000,000 shares of Preferred Stock with a par value of $0.001 per share as of September 30, 2016. Preferred shares issued and outstanding at September 30, 2016 and June 30, 2016 were 1,000 shares.

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

As of September 30, 2016 and June 30, 2016, there were 97,070,603 and 89,242,624 shares of common stock issued and outstanding, respectively.

During the three months ended September 30, 2016, the Company issued 1,066,667 shares of common stock in exchange for consulting services valued at $248,333 and recorded 166,666 shares to be issued for services valued at $39,167.

During the three months ended September 30, 2016 the Company issued 6,761,312 shares of its common stock in payment of $699,575 debt and accrued interest.

Warrants

Warrant activity during the three months ended September 30, 2016, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2016	26,396,958	$0.14	$3,695,574
Granted	-	-
Exercised	-	-
Expired	(1,050,000)	0.05
Outstanding and exercisable at September 30, 2016	25,346,958	$0.14	$3,548,574

Stock Option Plan

Stock option activity during the three months ended September 30, 2016 is as follows:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2016	-	$-	$-
Granted	50,000	0.23	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2016	50,000	$0.23	$-
Exercisable at September 30, 2016	10,000	$0.23	$-
Un-exercisable at September 30, 2016	40,000	$0.23	$-

NOTE 12	EQUITY (Continued)

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).  As of September 30, 2016, there were 3,324,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of September 30, 2016, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock.  Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance.   The option exercise price is set by the Board at time of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the three months ended September 30, 2016 and 2015, the Company issued 50,000 and -0- options and recorded $1,320 and $-0- of stock compensation expense, respectively.

The fair value of options exercised in the three months ended September 30, 2016 and 2015 was approximately $0 at each period.

As of September 30, 2016, there was $5,296 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

Restricted Stock

On June 1, 2016, the Company issued 1,500,000 restricted shares per rule 144 of its Common Stock, vesting in equal amounts over six (6) months to its consultant as partial compensation for services.

The fair value of the restricted stock granted during the three month period ended September 30, 2016 was stated at market price on the date of vested.

During the three month periods ended September 30, 2016 and 2015, the Company recorded expenses of $180,000 and $-0-, respectively, related to restricted stock vested to non-employees and the same was accounted for under “stock to be issued” in accompanying unaudited condensed consolidated balance sheet.

As of September 30, 2016 and December 31, 2015, there were 500,000 and -0- restricted stock unvested, respectively.

As of September 30, 2016, there were 1 million restricted stock vested, however, the Company has not issued till date and recorded as stock to be issuable during the period.

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

For the three months ended September 30, 2016 and 2015 total revenue includes $49,842 and $1,118,925, respectively, revenue from a related party.

Also, total unearned revenue as of September 30, 2016 of $3,369,774 includes $2,453,159 advance for sales order received from a related party.

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

On October 28, 2016, the Company issues 1,050,000 shares of its common stock at $0.10 per shares for partial conversion of convertible notes in the amount of $105,000.

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

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company began shipping the first 200 kiosks to be installed in stores at the end of March 2015. We have now shipped an additional 2503D Savings Center kiosks to its retail partner.  These kiosks are being installed in New York, Los Angeles, Detroit, Philadelphia and San Francisco retail locations.   Upon installation, which will be an ongoing process through February 2016, the Company will have 450 3D kiosks in five cities furthering its ability to promote both national and local consumer brands through paid advertising.  With the successful incorporation of Rite Aid’s wellness and loyalty program, now known as “Plenti”onto the 3D Savings Center kiosks in New York and Los Angeles, we will then continue to expand to 1,000 stores in Rite Aid’s top 10 demographic markets. The Company will earn advertising revenue from advertisements in Rite Aid.

ProDava 3D

On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to help the Company launch the 3D network in Rite Aid. The agreement creates a newly-formed entity, ProDava 3D, LLC (“ProDava 3D”), to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. ProDava 3D may purchase up to $50 million in 3D Savings Center kiosks. The Company generated revenues and gross profit from the sale of machines to ProDava 3D during the three ended September 30, 2016. The Company will also will earn advertising revenue from advertisements in Rite Aid earned by ProDava 3D.

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

Advertising Agencies

Provision has engaged TSQ LL (TSQ) and GRI LLC (GRC) to provide non-exclusive national advertising sales to the OTC (over-the-counter) and DTC (direct-to-consumer) brands in support of the 3D Saving Center kiosks being deployed inside Rite Aid.

We have also engaged Pharmark, Inc. to provide local and regional advertising sales to support the 3D Savings Center kiosks in retail stores. The clients of Pharmark will provide local coupons, promotions and other advertising campaigns in digital format expanding advertising to include local merchants joining national brands.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of September 30, 2016 we have seven employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Three Months Ended
	September 30,
	2016	2015
REVENUES
Advertising and hardware revenues	$8,870	$51,541
Service related revenues – related party	49,842	1,118,925
TOTAL REVENUES	58,712	1,170,466
COST OF REVENUES	56,027	919,952
GROSS PROFIT	2,685	250,514
EXPENSES
General and administrative	822,809	298,196
Research and development	150,132	32,069
TOTAL EXPENSES	972,941	330,265
LOSS FROM OPERATIONS	(970,256)	(79,751)
OTHER (EXPENSE) INCOME
Derivative liability expense – insufficient shares	–	(85,960)
Change in fair value of derivative	59,857	-
Gain on forgiveness of debt	–	597,312
Amortization of debt and warrant discount and financing costs	(458,855)	-
Other income (expense)	-	2,876
Interest expense	(254,273)	(352,304)
TOTAL OTHER (EXPENSE) INCOME	(653,271)	161,924
NET (LOSS) INCOME	$(1,623,527)	$82,173

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the quarter ended September 30, 2016 were $58,712, a decrease of $1,111,754 from $1,170,466 generated in the quarter ended September 30, 2015. The decrease in revenues was primarily from a decrease in related party sales. The related party revenue for the three months ended September 30, 2016 is amortization of a long-term software contract on sales to ProDava 3D, LLC related to the purchase of Provision’s 3D Savings Center kiosks for placement into retail stores. The related party revenue for the three months ended September 30, 2015 is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the three ended September 30, 2016 the Company had one customer which accounted for 10% of the Company’s revenues (85%). During the three ended September 30, 2015 the Company had one customer which accounted for 10% of the Company’s revenues (96%).

COST OF REVENUES

Cost of revenues for the quarter ended September 30, 2016 was $56,027 as compared to $919,952 incurred in the quarter ended September 30, 2015. Cost of revenues for the quarter ended September 30, 2016 decreased as a direct result of the corresponding decrease in related party sales.

OPERATING EXPENSES

The Company incurred $972,941 in operating expenses for the quarter ended September 30, 2016, an increase from $330,265 incurred during the quarter ended September 30, 2015 primarily as a result of a $524,613 increase in general and administrative expenses while research and development expenses increased $118,063. General and administrative expenses for the quarter ended September 30, 2016 increased primarily as a result of the fees for independent contractors and consultants for the Company’s operations and additional marketing agreements.

OTHER EXPENSES

The Company also recorded additional $360,824 of interest expense and amortization of debt and warrant discounts and finance costs during the quarter ended September 30, 2016 compared to the comparable quarter in 2015, related to the convertible notes outstanding. The Company recognized a gain of $592,312 for the quarter ended September 30, 2015 from the extinguishment of debt of a previously recorded contingency loss after it filed a lawsuit and was awarded a default judgement in its favor from a dispute that started in 2004 with Betacorp Management, Inc. The Company recognized a gain of $5,000 for the quarter ended September 30, 2015 due to the forgiveness of certain debts to vendors.

NET LOSS:

The Company had a net loss of $1,623,527 for the quarter ended September 30, 2016 compared to net income of $82,173 for the quarter ended September 30, 2015. The increase in net loss in the quarter ended September 30, 2016 was primarily a result of higher interest expense by $360,824 and increased operating expenses by $642,676, along with the decrease in gross profit of $247,829.

Liquidity and Capital Resources

The financial statements in this Form 10-Q are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at September 30, 2016 of $36,381,789. The Company has negative working capital of $8,963,910 as of September 30, 2016. The largest balances in current liabilities are for accrued interest $2,570,052, unearned revenue $3,369,774 and the current portion of convertible debt in the amount of $4,928,968. The Company is in the process of negotiating with noteholders to convert accrued interest into long-term notes to reduce current liabilities and plans to ship goods to reduce the unearned revenue.

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

The Company does have $1,127,825 in cash as of September 30, 2016. The Company has sufficient cash to operate for the next 12 months. Failure to raise additional capital or improve its performance in the next 12 months, however, may cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the three months ended September 30, 2016, the Company used $1,030,923 of cash for operating activities compared to a use of $262,802 in the three months ended September 30, 2015. The increase in cash used for operating activities was due a higher net loss and the use of cash to lower accounts payable and accrued liabilities. Cash used by financing activities was $16,795 in the three months ended September 30, 2016 compared to cash from financing activities of $1,937,170 during the three months ended September 30, 2015.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of September 30, 2016 and June 30, 2016, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $3,369,774 and $3,419,616 as of September 30, 2016 and June 30, 2016, respectively as deferred revenue.

Significant Customers

During the three months ended September 30, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (85%). During the three months ended September 30, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (96%).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended September 30, 2016 and 2015, the Company incurred $150,132 and $32,069, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – September 30, 2016	$6,197,133	$-	$-	$6,197,133
Convertible notes (net of discount) – June 30, 2016	$6,415,371	$-	$-	$6,415,371
Derivative liability – September 30, 2016	$104,446	$-	$-	$104,446
Derivative liability – June 30, 2016	$188,128	$-	$-	$188,128

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of September 30, 2016:

Balance at June 30, 2016	$6,415,371
Accretion of debt and warrant discount and prepaid financing costs	458,855
Issuance of shares of common stock for convertible debt	(677,093)
Balance September 30, 2016	$6,197,133

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of September 30, 2016 and June 30, 2016.

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(23,825)
Change in fair value of derivative at period end	(59,857)
Balance September 30, 2016	$104,446

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2016, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 108,318,807 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	6,476,189
Options vested and outstanding	10,000
Convertible debt and notes payable including accrued interest	3,954,425
10,440,614

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, the Company issued 1,066,667 shares of common stock in exchange for consulting services valued at $248,333.

During the three months ended September 30, 2016 the Company issued 6,761,312 shares of its common stock in payment of $699,575 debt and accrued interest.

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

PROVISION HOLDING, INC.

Dated: November 10, 2016	By:	/s/ Curt Thornton
	Name:	Curt Thornton
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)