Form 10-Q
period 2016-12-31
Provision Holding, Inc.
filed 2017-02-21
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

There were 105,970,771 shares of the Registrant’s $0.001 par value common stock outstanding as of February 14, 2017.

ITEM 1. FINANCIAL STATEMENTS

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016 (Unaudited)	June 30, 2016
ASSETS
CURRENT ASSETS
Cash	$106,363	$2,175,543
Inventory, net	2,214,362	3,521,739
Prepaid expenses	196,240	592,769
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	2,519,965	6,293,051

EQUIPMENT, net of accumulated depreciation	22,153	26,736

INTANGIBLES, net of accumulated amortization	171,477	172,725

TOTAL ASSETS	$2,713,595	$6,492,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,334,514	$2,651,657
Payroll taxes, interest and penalties	560,589	590,799
Accrued interest	2,601,508	2,476,036
Unearned revenue	2,057,607	3,419,616
Debt settlement payable	-	16,795
Derivative liability	-	188,128
Current portion of convertible debt, net of unamortized debt discount of $18,225 and $16,980 and net of unamortized warrant discount of $205,227 and $-0- and net of financing costs of $506,759 and $-0-	5,761,074	609,905
Notes payable	90,000	90,000

TOTAL CURRENT LIABILITIES	13,405,292	10,042,936

CONVERTIBLE DEBT, net of current portion and unamortized debt discount of $865,273 and $1,291,892 and net of unamortized warrant discount of $16,496 and $363,663 and net of financing costs of $367,980 and $1,287,109	418,651	5,805,466
Nonconvertible series A preferred stock, related party	-	100

TOTAL LIABILITIES	13,823,943	15,848,502

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Designated 1,000 Series A preferred stock, Issued and outstanding – Nil and 1,000 shares, respectively	-	-
Common stock, par value $0.001 per share Authorized –300,000,000 shares - issued and outstanding – 103,989,554 and 89,242,624, respectively	103,989	89,242
Common stock to be issued for services, par value $0.001 per share, 502,500 and 1,249,998, respectively	58,500	262,166
Additional paid-in capital	27,036,562	25,100,864
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(38,259,399)	(34,758,262)

TOTAL STOCKHOLDERS’ DEFICIT	(11,110,348)	(9,355,990)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,713,595	$6,492,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
REVENUES
Advertising revenues	$158,700	$-	$158,700	$-
Hardware revenues	101,325	6,724	110,195	31,166
Hardware revenues – related party	1,196,552	2,011,404	1,196,552	2,853,825
Service related revenues – related party	-	150,572	-	454,175
Software revenues – related party	16,614	33,230	66,456	33,230
TOTAL REVENUES	1,473,191	2,201,930	1,531,903	3,372,396
COST OF REVENUES	1,784,956	1,902,108	1,840,983	2,822,060
GROSS PROFIT(LOSS)	(311,765)	299,822	(309,080)	550,336
EXPENSES
General and administrative	693,830	451,452	1,516,539	749,648
Research and development	69,772	64,830	219,904	96,899
TOTAL EXPENSES	763,502	516,282	1,736,443	846,547
LOSS FROM OPERATIONS	(1,075,267)	(216,460)	(2,045,523)	(296,211)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	-	-	-	(85,960)
Change in fair value of derivative	2,561	-	62,418	-
Gain on forgiveness of debt	-	-	-	597,312
Loss on settlement of debt	(48,000)	-	(48,000)	-
Amortization of debt and warrant discount and financing costs	(458,855)	-	(917,710)	-
Other income	-	-	-	2,876
Interest expense	(298,049)	(386,544)	(552,322)	(738,848)
TOTAL OTHER INCOME (EXPENSE)	(802,343)	(386,544)	(1,455,614)	(224,620)
LOSS BEFORE INCOME TAXES	(1,877,610)	(603,004)	(3,501,137)	(520,831)
Income tax expense	-	-	-	-
NET LOSS	$(1,877,610)	$(603,004)	$(3,501,137)	$(520,831)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	98,731,644	77,759,535	95,993,522	77,314,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

UNAUDITED

	Preferred A Stock		Common Stock		Additional Paid-in	Shares to be	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Stock	Deficit	Deficit
Balance, June 30, 2016	1,000	$-	89,242,624	$89,242	$25,100,864	$262,166	$(50,000)	$(34,758,262)	$(9,355,990)
Issuance of common stock on conversion of debt and accrued interest	-	-	12,170,263	12,170	1,228,300	-	-	-	1,240,470
Issuance of common stock for services received	-	-	2,576,667	2,577	548,156	(254,166)	-	-	296,567
Issuance of options for services received	-	-	-	-	2,906	-	-	-	2,906
Common stock to be issued for debt settlement	-	-	-	-	-	48,000	-	-	48,000
Common stock to be issued for conversion of accrued interest	-	-	-	-	-	2,500	-	-	2,500
Issuance of warrants	-	-	-	-	30,626	-	-	-	30,626
Derivative liability reclass to additional paid in capital upon notes conversion	-	-	-	-	125,710	-	-	-	125,710
Repurchase of preferred stock	(1,000)	-	-	-	-	-	-	-	-
Net loss for the six months ended December 31, 2016	-	-	-	-	-	-	-	(3,501,137)	(3,501,137)
Balance, December 31, 2016	-	$-	103,989,554	$103,989	$27,036,562	$58,500	$(50,000)	$(38,259,399)	$(11,110,348)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended December 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,501,137)	$(520,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	296,567	67,600
Loss on debt settlement	48,000	-
Gain on forgiveness of debt	-	(597,312)
Depreciation expense	4,583	-
Amortization	1,248	1,248
Amortization of prepaid financing cost	412,370	175,333
Amortization of prepaid expenses	396,529	-
Amortization of debt discount	425,374	58,676
Amortization of warrant discount	141,940	63,426
Fair value of options expense	2,906	-
Fair value of warrants expense	30,626	-
Change in the fair value of derivative liability	(62,418)	-
Derivative liability expense – insufficient shares	-	85,960
Non-cash interest expenses	-	144,208
Changes in operating assets and liabilities:
Accounts receivable	-	75,455
Inventory	1,307,377	(71,376)
Prepaid expenses	-	(166,139)
Prepaid financing costs	-	(95,200)
Accounts payable and accrued liabilities	(317,142)	(304,854)
Preferred stock liability	(100)	100
Payroll taxes, interest and penalties	(30,210)	66,903
Accrued interest	153,111	287,552
Unearned revenue	(1,362,009)	228,731
NET CASH (USED IN) OPERATING ACTIVITIES	(2,052,385)	(500,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(13,750)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(13,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of fees	-	3,377,940
Payments on debt settlement	(16,795)	(100,710)
Payments on convertible notes payable	-	(27,500)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(16,795)	3,249,730

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,069,180)	2,735,460

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,175,543	128,968

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$106,363	$2,864,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

UNAUDITED

	Six Months Ended December 31,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$288,915	$27,745
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$1,240,470	$97,000

Debt discount on convertible notes	$-	$38,493

Fair value of warrant issued for debt discount and deferred financing cost	$-	$800,310

Derivative liability expense – insufficient shares	$-	$85,960

Common stock to be issued now issued	$254,166	$-

Initial derivative liability on the notes issuance date	$-	$182,701

Derivative liability reclass into additional paid in capital upon notes conversion	$125,710	$182,701

Proceed from convertible notes directly paid to accounts payable balance	$-	$78,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at December 31, 2016 of $38,259,399. The Company has negative working capital of $10,885,327 as of December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Basis of presentation

Throughout this report, the terms “we”, “us”, “ours”, “Provision” and “company” refer to Provision Holding, Inc., including its wholly-owned subsidiary. The condensed consolidated balance sheet presented as of June 30, 2016 has been derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, (instructions to Form 10-Q and Article 8 of Regulation S-X). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the fiscal year ended June 30, 2016 included in Provision’s Annual Report on Form 10-K filed with the SEC on October 13, 2016. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and six month period ended December 31, 2016 are not necessarily indicative of the results for the fiscal year ending June 30, 2017.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company's significant accounting policies during the three and six months ended December 31, 2016 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of December 31, 2016 and June 30, 2016, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,057,607 and $3,419,616 as of December 31, 2016 and June 30, 2016, respectively as deferred revenue.

Significant Customers

During the three and six months ended December 31, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (82% and 82%, respectively). During the three and six months ended December 31, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (99% and 98%, respectively).

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

For the three months ended December 31, 2016 and 2015, the Company incurred $69,772 and $64,830, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations. For the six months ended December 31, 2016 and 2015, the Company incurred $219,904 and $96,899, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – December 31, 2016	$6,179,725	$-	$-	$6,179,725
Convertible notes (net of discount) – June 30, 2016	$6,415,371	$-	$-	$6,415,371
Derivative liability – December 31, 2016	$-	$-	$-	$-
Derivative liability – June 30, 2016	$188,128	$-	$-	$188,128

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of December 31, 2016:

Balance at June 30, 2016	$6,415,371
Accretion of debt and warrant discount and prepaid financing costs	979,684
Issuance of shares of common stock for convertible debt	(1,215,330)
Balance December 31, 2016	$6,179,725

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 31, 2016 and June 30, 2016.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(125,710)
Change in fair value of derivative at period end	(62,418)
Balance December 31, 2016	$-

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2016, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 105,215,698 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	5,746,133
Options vested and outstanding	-
Convertible debt and notes payable including accrued interest	63,810,242

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

In June 2016, the FASB Issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606. The Company has not yet determined the impact of ASU 2016-12 on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the impact of ASU 2016-15 on its consolidated financial statements.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

In October 2016, the FASB issued ASU No 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. The Company has not yet determined the impact of ASU 2016-16 on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has not yet determined the impact of ASU 2017-01 on its consolidated financial statements.

NOTE 2	INVENTORY

Inventory consists of raw materials; work in process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	December 31, 2016	June 30, 2016

Raw materials	$36,794	$26,619
Finished goods	2,334,933	3,652,485
	2,371,727	3,679,104
Less Inventory reserve	(157,365)	(157,365)
Total	$2,214,362	$3,521,739

At December 31, 2016 and June 30, 2016, the inventory reserve remained unchanged, respectively.

NOTE 3	PREPAID EXPENSES

During the six months ended December 31, 2016, the Company prepaid certain expenses related to software licensing fees. At December 31, 2016 and June 30, 2016, $196,240 and $592,769, respectively, of these expenses remains to be amortized over the useful life through May 2017.

NOTE 4	PROPERTY and EQUIPMENT, net

Property and equipment consists of the following:

	December 31, 2016	June 30, 2016

Furniture and fixtures	$12,492	$12,492
Computer equipment	39,180	39,180
Equipment	4,493	4,493
	56,165	56,165
Less accumulated depreciation	(34,012)	(29,429)
Total	$22,153	$26,736

The aggregate depreciation charge to operations was $2,291 and $-0- and $4,583 and $ -0- for the three and six months ended December 31, 2016 and 2015, respectively. The depreciation policies followed by the Company are described in Note 1.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

UNAUDITED

NOTE 5	PREPAID FINANCING COSTS

The Company pays financing costs to consultants and service providers related to certain financing transactions. The financing costs are then amortized over the respective life of the financing agreements. As such, the Company has prepaid $874,739 and $1,287,109 in financing costs at December 31, 2016 and June 30, 2016, respectively. Prepaid financing costs are presented with the net convertible debt as appropriate.

The aggregate amortization of prepaid financing cost charged to operations was $206,185 and $117,254 and $412,370 and $175,333 for three and six months period ended December 31, 2016 and 2015, respectively.

NOTE 6	INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	December 31, 2016	June 30, 2016

Patents in process	$142,116	$142,116
Patents issued	58,037	58,037
	200,153	200,153

Less accumulated amortization	(28,676)	(27,428)

Total	$171,477	$172,725

The aggregate amortization expense charged to operations was $624 and $624 and $1,248 and $1,248 for three and six months ended December 31, 2016 and 2015, respectively. The amortization policies followed by the Company are described in Note 1.

As of December 31, 2016, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2017- remaining six months	$1,248
June 30, 2018	2,496
June 30, 2019	2,496
June 30, 2020	2,496
June 30, 2021	2,496
Thereafter	160,245

Total	$171,477

NOTE 7	DEBT SETTLEMENT

During February 2015 the Company settled with a convertible note holder to repay the principal and accrued interest due with an interest free scheduled payment plan. On the date of the settlement the principal and accrued interest had a total value of $333,563. The scheduled payment plan calls for payments totaling $260,000. Accordingly, the Company recorded $73,563 of gain on debt extinguishment in June 2015. The Company repaid $16,795 on this debt during the six months ended December 31, 2016. The remaining balance is $-0- and $16,795 at December 31, 2016 and June 30, 2016, respectively.

During January 2017 the Company settled a prior debt. According to the settlement agreement, the Company is required to issue 400,000 shares of common stock to the recipient. The shares were valued at $48,000 and the Company has recorded the same as expense in the statement of operations for the six months ended December 31, 2016 along with the shares to be issued.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

UNAUDITED

NOTE 8	CONVERTIBLE DEBT

Convertible debt consists of the following:

	December 31, 2016	June 30, 2016

Convertible notes payable, annual interest rate of 10%, due dates range from May 2010 to February 2019 and convertible into common stock at a rate of $0.06 to $1.00 per share.	$7,409,685	$8,625,015
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017.	750,000	750,000
Unamortized prepaid financing costs	(874,739)	(1,287,109)
Unamortized warrants discount to notes	(221,723)	(363,663)
Unamortized debt discount	(883,498)	(1,308,872)
	6,179,725	6,415,371
Less current portion	(5,761,074)	(609,905)
Convertible debt, net of current portion and debt discount	$418,651	$5,805,466

During the six month period ended December 31, 2016 the few holders of the Notes converted $1,240,470 including accrued interest value into 12,170,263 shares of the Company's common stock. The determined fair value of the debt derivatives of $125,710 was reclassified into equity during the period ended December 31, 2016.

For the three and six months ended December 31, 2016 and 2015, $70,970 and $56,716 and $141,940 and $63,426 were expensed in the statement of operation as amortization of warrant discount and shown as interest expenses, respectively. For the three and six months ended December 31, 2016 and 2015, $181,700 and $10,092 and $363,400 and $58,676 was amortized of debt discount and shown as interest expenses, respectively.

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

The aggregate amortization of prepaid financing cost charged to operations was $206,185 and $117,254 and $412,370 and $175,333 for three and six month period ended December 31, 2016 and 2015, respectively.

Accrued and unpaid interest for convertible notes payable at December 31, 2016 and June 30, 2016 was $2,575,434 and $1,678,138, respectively.

For the three and six months ended December 31, 2016 and 2015, $216,148 and $164,257 and $450,496 and $255,786, was charged as interest on debt and shown as interest expenses, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

UNAUDITED

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

During the period ended December 31, 2016, the above note was fully converted into shares and hence, now onwards no further derivative liability needs to accrue.

During the three and six months ended December 31, 2016 and 2015, the Company recorded the loss (gain) in fair value of derivative $(2,561) and $(-0- ) and $(62,418) and $-0-, respectively.

For the three and six months ended December 31, 2016 and 2015, $68,373 and $-0- and $74,772 and $-0-, respectively, was expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(125,710)
Change in fair value of derivative at period end	(62,418)
Balance December 31, 2016	$-

NOTE 10	NOTES PAYABLE

At December 31, 2016 and June 30, 2016, $90,000 and $90,000, respectively, of debt was outstanding with an interest rate of 8%.

Accrued and unpaid interest for these notes payable at December 31, 2016 and June 30, 2016 were $28,573 and $26,528, respectively.

For the three and six months ended December 31, 2016 and 2015, $1,022 and $1,705 and $2,044 and $3,417 was charged as interest on debt and shown as interest expenses, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

UNAUDITED

NOTE 11	COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $25,074 and $18,456 and $48,099 and $36,912 for the three and six months ended December 31, 2016 and 2015, respectively. On March 2, 2016, the Company entered into an Amendment to Lease in order to extend the current lease through March 31, 2019. The lease calls for monthly rent of $6,719 per month for the period of April 1, 2016 through March 31, 2017. The monthly rent increases 4% for each of the next two years.

The future minimum payments under this lease are as follows:

Fiscal year ending, June 30:
2017 – remaining six months	$41,121
2018	84,696
2019	65,412

Total	$191,229

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $560,589 and $590,799 at December 31, 2016 and June 30, 2016, respectively.

NOTE 12	EQUITY

Preferred Stock

The Company is authorized to issue 4,000,000 shares of Preferred Stock with a par value of $0.001 per share as of December 31, 2016. Preferred shares issued and outstanding at December 31, 2016 and June 30, 2016 were Nil and 1,000 shares.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

During the period ended December 31, 2016, the Company repurchase the said 1,000 Preferred Stock at par value of $100. Preferred shares issued and outstanding at December 31, 2016 were Nil.

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

As of December 31, 2016 and June 30, 2016, there were 103,989,554 and 89,242,624 shares of common stock issued and outstanding, respectively.

During the six months ended December 31, 2016, the Company issued 2,576,667 shares of common stock in exchange for consulting services valued at $550,733, out of which $254,166 relates to prior period services.

During the six months ended December 31, 2016 the Company issued 12,170,263 shares of its common stock in conversion of $1,240,470 debt and accrued interest.

Warrants

Warrant activity during the six months ended December 31, 2016, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2016	26,396,958	$0.14	$3,695,574
Granted	375,000	0.04
Exercised
Expired	(1,050,000)	0.05
Outstanding and exercisable at December 31 2016	25,721,958	$0.14	$3,670,213

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

UNAUDITED

NOTE 12	EQUITY (Continued)

Stock Option Plan

Stock option activity during the six months ended December 31, 2016 is as follows:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2016	-	$-	$-
Granted	50,000	0.23	11,500
Exercised
Expired
Outstanding at December 31, 2016	50,000	$0.23	$11,500
Exercisable at December 31, 2016	22,000	$0.23	$5,060
Un-exercisable at December 31, 2016	28,000	$0.23	$6,440

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).  As of December 31, 2016, there were 3,324,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of December 31, 2016, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock.  Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance.   The option exercise price is set by the Board at time of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the six months ended December 31, 2016 and 2015, the Company issued 50,000 and -0- options and recorded $2,906 and $-0- of stock compensation expense, respectively.

The fair value of options exercised in the six months ended December 31, 2016 and 2015 was approximately $-0- and $-0-, respectively.

As of December 31, 2016, there was $3,710 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

Restricted Stock

On June 1, 2016, the Company issued 1,500,000 restricted shares per rule 144 of its Common Stock, vesting in equal amounts over six (6) months to its consultant as partial compensation for services.

The fair value of the restricted stock granted during the six month period ended December 31, 2016 was stated at market price on the date of vested.

During the six month period ended December 31, 2016 and 2015, the Company recorded expenses of $300,000 and $-0-, respectively, related to restricted stock vested to non-employees.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

UNAUDITED

NOTE 13	RELATED ENTITY ACTIVITIES

ProDava 3D

DB Dava LLC, a Delaware limited liability company (“DB”), and the Company agreed to engage in a venture for the purpose of exploiting the Company’s technology and its agreement with a national pharmacy chain to place a number of its kiosks in stores. In June 2014, the Company and DB, caused ProDava LLC (“ProDava”) to be formed, and the parties entered into the ProDava LLC Agreement (the “LLC Agreement”) on June 30, 2014, which set out, among other things, the parties’ respective rights and obligations with respect to ProDava.

The two members of ProDava are the Company and DB. At the time of the formation of ProDava, the LLC Agreement originally provided that DB owned 80 percent of the membership interests of ProDava and the Company owned 20 percent of the membership interests of ProDava, assuming a $50,000,000 capital contribution by DB. Pursuant to the LLC Agreement, the Company made a capital contribution of $12,500,000, which represented the agreed upon value of a certain agreements which granted the Company rights to place kiosks in retail stores.

The Company’s motivation to enter into the LLC Agreement was to use DB’s financing to place kiosks into retail stores. Pursuant to LLC Agreement, DB agreed to make a capital contribution of up to US$50,000,000. It was understood and agreed between the parties that the Company’s role in ProDava was to provide, among other things, the kiosks, the content, resources and the know-how as to the placement and maintenance of the kiosks in retail stores.

To that end, ProDava entered into a Professional Services Agreement, dated June 30, 2014 (the “PSA”) with the Company, whereby ProDava engaged the Company to provide services for ProDava with respect to the sourcing, due diligence, acquisition, management, construction and marketing of the kiosks financed and purchased by ProDava. As full compensation for rendering and performing such services under the PSA, the Company was entitled to receive from ProDava, the unreimbursed expenses incurred by the Company. It was agreed and understood that DB’s role in ProDava was to provide the funding necessary for the unreimbursable expenses and the production, manufacture and maintenance of the kiosks placed in stores. As a result of the ownership percentage in ProDava, DB would receive 80% of the profits of the ProDava from advertising related revenue less expenses.

For the six months ended December 31, 2016 and 2015 total revenue includes $1,263,008 and $3,314,130, respectively, revenue from a related party. For the three months ended December 31, 2016 and 2015 total revenue includes $1,213,166 and $2,195,205, respectively, revenue from a related party. Also, total unearned revenue as of December 31, 2016 of $2,057,607 includes $1,256,607 advance for sales order received from a related party.

Transactions with Officers and Directors

On December 30, 2015, the Company entered into a Purchase Agreement with Curt Thornton, the Company's President and Chief Executive Officer for the sale of 1,000 shares of “Super Voting Preferred Stock – Series A” for $0.10 per share and the closing price of the Company's Common Stock was $0.08 per share, as reported on the Over-the-Counter Markets (OTCQB) on the date prior to the date the Board approved the transaction. The Series A Preferred Shares does not have a dividend rate or liquidation preference and are not convertible into shares of common stock. The shares of the Series A Preferred Stock shall be automatically redeemed by the Company at $0.10 per share on the first to occur of the following triggering events: (i) 90 days following the date on which this Certificate of Designation is filed with the Secretary of State of Nevada or (ii) on the date that Mr. Thornton ceases, for any reason, to serve as officer, director or consultant of the Company. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote in an amount equal to 51% of the total vote (representing a majority voting power) effecting an increase in the authorized common stock of the Company. Such vote shall be determined by the holder(s) of the then issued and outstanding shares of Series A Preferred Stock. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the Series A Preferred Stock, will have the right to vote an aggregate of 10,408 shares, out of a total number of 20,408 shares voting. The adoption of the Series A Preferred Stock and its issuance to Mr. Thornton was taken solely to allow the Company to increase the Company’s authorized shares of common stock. As a result, the Company determined that there was no recorded a preferred stock control premium for the Preferred Stock – Series A that was issued to Mr. Thornton. The rights and preferences of the shares are described in Note 12 Equity. During the period ended December 31, 2016, the Company repurchase the said 1,000 Preferred Stock at par value of $100. Preferred shares issued and outstanding at December 31, 2016 were Nil.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

In the best interests of shareholders and to reflect expenses paid on behalf of ProDava, the Company initiated an action against DB in November 2016 seeking declaratory judgment. After the execution of the LLC Agreement, both DB and the Company performed their respective duties. The Company caused numerous kiosks to be manufactured for placement in retail stores in accordance with the PSA, maintained and serviced these kiosks. DB provided funds to ProDava for, the production of kiosks and for expenses incurred by the Company in connection with the maintenance of servicing of the kiosks. In total, DB provided sums totaling $6.5 million. In the first quarter of 2016, DB ceased providing the funding required by the LLC Agreement. DB advised The Company that DB was analyzing information and that it would make a determination as to whether it would continue to provide funding in accordance with the LLC Agreement. The Company has been incurring the reimbursable expenses that were to be reimbursed by DB. The LLC Agreement provides that, in the event that DB fails to fund any portion of the total amount is was required to provide in accordance with the terms of the LLC Agreement, the LLC Agreement provides for the recalculation of the parties’ membership interests in ProDava. The Company filed an action in the Supreme Court of the State of New York in New York County (Index No. 656127/2016) to seed to recalculate the ownership percentage of ProDava. DB filed a motion to dismiss and the Company filed an action opposing such motion. No claims were made against the Company. If successful, the Company will own a greater percentage of ProDava. If unsuccessful, the Company will have to continue to fund ProDava’s expenses until advertising income exceeds expenses.

NOTE 15	SUBSEQUENT EVENTS

During January 2017 the Company issued 1,145,045 shares of its common stock in payment of $125,008 debt and accrued interest.

During January 2017, the Company issued 168,390 shares of common stock in exchange for consulting services valued at $19,000.

During January 2017 the Company issued 400,000 shares of its common stock in payment of $48,000 of a debt settlement.

During January 2017 the Company issued 158,612 shares of common stock as a result of a cashless exercise of warrants.

During February 2017, the Company issued 109,710 shares of common stock in exchange for consulting services valued at $10,000.

On February 6, 2017, the Company issued a $158,500 convertible debenture. The note bears interest at 12%, is due on November 12, 2017 and is convertible into shares of the Company’s common stock at 61% of the average of the lowest three trading prices during the ten days prior to the conversion date.

During January 2017 the Company settled a prior debt. According to the settlement agreement, the Company is required to issue 400,000 shares of common stock to the recipient. The shares were valued at $48,000 and the Company has recorded the same as expense in the statement of operations for the six months ended December 31, 2016 along with the shares to be issued.

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

ProVision’s HoloVision™ display can be used for a number of applications, including:

Retail	Education	Medical	Entertainment	Consumer
Drug Stores / Convenience Stores	Primary / Secondary Schools	Doctors / Dentist Offices	Slot Machines, Pachinko	Home Game Consoles
Grocery Stores	Universities	Hospitals	Casinos	Computer Monitors
Banking	Museums	Imaging	Lottery	TV
Fast Food	Libraries		Movie Theaters	Cell Phones
Hotels / Hospitality	Science Centers		Video Games
Electronics			Theme Parks

The projected and estimated economic model for retail stores utilizing a kiosk application is (on a per machine basis):

3D Hologram Ads	Rotation of 10 Second Hologram Ads @ $150 per Ad	$1,500
Coupons	Issuance of 11 Coupon Programs @ $100 per Program	$1,100
Net Revenue	Per Machine (net of agency fees)	$2,600

Operating Costs	Monthly Paper, Service and Network Fees	$150
	Retailer Share (estimated at 25% of Net Revenue)	$650
Operating Costs	Per Kiosk	$800

Monthly Operating Profit Per Kiosk		$1,800

The monthly operating profit per kiosk would be reduced by the financing costs, such as a lease of the machine or funding through a joint venture such as ProDava 3D. Currently, all of the kiosks are owned by joint ventures with 648 of 659 kiosks owned by ProDava 3D. As a result of the current arrangement with ProDava 3D, the operating costs are paid for by ProDava 3D. The Company, as a 20% owner of ProDava 3D would have a gross profit of $360 per machine.

Business Development

Launching our first products into grocery stores and retail pharmacies, we have developed a new patented application. Known as the “3D Savings Center”, this ProVision device projects 3D video advertisements and allows consumers to print coupons as well as receive non-cash awards. The 3D Savings Center kiosk provides consumer product goods companies and other advertisers with a new way of promoting their products at the point of purchase, where consumers are making 70% (seventy percent) of their buying decisions. 1

1 There are many independent studies that confirm that the majority of purchase decisions are made in-store The most often-cited support for the “70 Percent Rule” is a 1995 study initiated by Point-of-Purchase Advertising International (1995 POPAI Consumer Buying Habits Study).

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

We have now aligned a retail chain, a hardware purchaser to buy 3D Savings Center kiosks to install into the retail chain and advertising agencies to sell ads for the 3D Savings Center kiosks and expect to generate additional revenue from hardware sales in the year ended June 30, 2017 and significant advertising sales thereafter.

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company shipped the first 200 kiosks to be installed in stores at the end of March 2015. We currently have 659 3D Savings Center kiosks installed at our retail partner.  These kiosks have been installed in New York, Los Angeles, Detroit, Philadelphia and San Francisco retail locations.   With the successful incorporation of Rite Aid’s wellness and loyalty program, now known as “Plenti” onto the 3D Savings Center kiosks in New York and Los Angeles, we plan to continue to expand to 1,000 stores in Rite Aid’s top 10 demographic markets. The Company will earn advertising revenue from advertisements in Rite Aid and share a portion of the revenues with Rite Aid.

ProDava 3D

DB Dava LLC, a Delaware limited liability company (“DB”), and the Company agreed to engage in a venture for the purpose of exploiting the Company’s technology and its agreement with a national pharmacy chain to place a number of its kiosks in stores. In June 2014, the Company and DB, caused ProDava LLC (“ProDava”) to be formed, and the parties entered into the ProDava LLC Agreement (the “LLC Agreement”) on June 30, 2014, which set out, among other things, the parties’ respective rights and obligations with respect to ProDava.

The two members of ProDava are the Company and DB. At the time of the formation of ProDava, the LLC Agreement originally provided that DB owned 80 percent of the membership interests of ProDava and the Company owned 20 percent of the membership interests of ProDava, assuming a $50,000,000 capital contribution by DB. Pursuant to the LLC Agreement, the Company made a capital contribution of $12,500,000, which represented the agreed upon value of a certain agreements which granted the Company rights to place kiosks in retail stores.

The Company’s motivation to enter into the LLC Agreement was to use DB’s financing to place kiosks into retail stores. Pursuant to LLC Agreement, DB agreed to make a capital contribution of up to US$50,000,000. It was understood and agreed between the parties that the Company’s role in ProDava was to provide, among other things, the kiosks, the content, resources and the know-how as to the placement and maintenance of the kiosks in retail stores.

To that end, ProDava entered into a Professional Services Agreement, dated June 30, 2014 (the “PSA”) with the Company, whereby ProDava engaged the Company to provide services for ProDava with respect to the sourcing, due diligence, acquisition, management, construction and marketing of the kiosks financed and purchased by ProDava. As full compensation for rendering and performing such services under the PSA, the Company was entitled to receive from ProDava, the unreimbursed expenses incurred by the Company. It was agreed and understood that DB’s role in ProDava was to provide the funding necessary for the unreimbursable expenses and the production, manufacture and maintenance of the kiosks placed in stores. As a result of the ownership percentage in ProDava, DB would receive 80% of the profits of the ProDava from advertising related revenue less expenses.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of December 31, 2016 we have eight employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2015

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	December 31,
	2016	2015
REVENUES
Advertising revenues	$158,700	$-
Hardware revenues	101,325	6,724
Hardware revenues – related party	1,196,552	2,011,404
Service related revenues – related party	-	150,572
Software revenues – related party	16,614	33,230
TOTAL REVENUES	1,473,191	2,201,930
COST OF REVENUES	1,784,956	1,902,108
GROSS PROFIT(LOSS)	(311,765)	299,822
EXPENSES
General and administrative	693,830	451,452
Research and development	69,772	64,830
TOTAL EXPENSES	763,502	516,282
LOSS FROM OPERATIONS	(1,075,267)	(216,460)
OTHER INCOME (EXPENSE)
Change in fair value of derivative	2,561	-
Loss on debt settlement	(48,000)
Amortization of debt and warrant discount and financing costs	(458,855)
Interest expense	(298,049)	(386,544)
TOTAL OTHER INCOME (EXPENSE)	(802,343)	(386,544)
NET LOSS	$(1,877,610)	$(603,004)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the quarter ended December 31, 2016 were $1,473,191, a decrease of $728,739 from $2,201,930 generated in the quarter ended December 31, 2015. The decrease in revenues was primarily from a decrease in related party sales. The related party revenue for the three months ended December 31, 2016 the result of hardware and service sales along with amortization of a long-term software contract on sales to ProDava 3D, LLC related to the purchase of Provision’s 3D Savings Center kiosks for placement into retail stores. The related party revenue for the three months ended December 31, 2015 is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the three ended December 31, 2016 the Company had one customer which accounted for 10% of the Company’s revenues (82%). During the three ended December 31, 2015 the Company had one customer which accounted for 10% of the Company’s revenues (99%).

COST OF REVENUES

Cost of revenues for the quarter ended December 31, 2016 was $1,784,956 as compared to $1,902,108 incurred in the quarter ended December 31, 2015. Cost of revenues for the quarter ended December 31, 2016 increased due to the uncollectibility of expenses paid on behalf of ProDava.

OPERATING EXPENSES

The Company incurred $763,502 in operating expenses for the quarter ended December 31, 2016, an increase from $516,282 incurred during the quarter ended December 31, 2015 primarily as a result of a $242,378 increase in general and administrative expenses and increase in research and development expenses by $4,942. General and administrative expenses for the quarter ended December 31, 2016 increased primarily as a result of the fees for independent contractors and consultants for the Company’s operations and additional marketing agreements.

OTHER EXPENSES

The Company also recorded additional $370,360 of interest expense and amortization of debt and warrant discounts and finance costs during the quarter ended December 31, 2016 compared to the comparable quarter in 2015, related to the convertible notes outstanding. Additionally, the Company recorded a $48,000 loss due to the settlement of a debt during the three months ended December 31, 2016.

NET LOSS

The Company had a net loss of $1,877,610 for the quarter ended December 31, 2016 compared to net loss of $603,004 for the quarter ended December 31, 2015. The increase in net loss in the quarter ended December 31, 2016 was primarily a result of the uncollectibility of $320,073 of expenses paid on behalf of ProDava, higher interest expense by $370,360, increased operating expenses by $247,220 along with the debt settlement of $48,000.

SIX MONTHS ENDED DECEMBER 31, 2016 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2015

	Six Months Ended
	December 31,
	2016	2015
REVENUES
Advertising revenues	$158,700	$-
Hardware revenues	110,195	31,166
Hardware revenues – related party	1,196,552	2,583,825
Service related revenues – related party	-	454,175
Software revenues – related party	66,456	33,230
TOTAL REVENUES	1,531,903	3,372,396
COST OF REVENUES	1,840,983	2,822,060
GROSS PROFIT(LOSS)	(309,080)	550,336
EXPENSES
General and administrative	1,516,539	749,648
Research and development	219,904	96,899
TOTAL EXPENSES	1,736,443	846,547
LOSS FROM OPERATIONS	(2,045,523)	(296,211)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	-	(85,960)
Change in fair value of derivative	62,418	-
Gain on forgiveness of debt	-	597,312
Loss on settlement of debt	(48,000)	-
Amortization of debt and warrant discount and financing costs	(917,710)
Other income	-	2,876
Interest expense	(552,322)	(738,848)
TOTAL OTHER INCOME (EXPENSE)	(1,455,614)	(224,620)
NET LOSS	$(3,501,137)	$(520,831)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the six months ended December 31, 2016 were $1,531,903, a decrease from $3,372,396 generated in the six months ended December 31, 2015. The decrease in revenues was primarily from an increase in related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the six months ended December 31, 2016 sales to ProDava 3D, LLC accounted for 82% of the Company’s revenues. During the six months ended December 31, 2015 sales to ProDava 3D, LLC accounted for 98% of the Company’s revenues

COST OF REVENUES

Cost of revenues for the six months ended December 31, 2016 was $1,840,983 from $2,822,060 incurred in the six months ended December 31, 2015. Cost of revenues for the fiscal six months ended December 31, 2016 increased due to the uncollectibility of expenses paid on behalf of ProDava.

OPERATING EXPENSES

The Company incurred $1,736,443 in operating expenses for the six months ended December 31, 2016, an increase from $846,547 incurred during the six months ended December 31, 2015 primarily as a result of a $766,891 increase in general and administrative expenses and increase in research and development expenses by $123,005. General and administrative expenses for the six months ended December 31, 2016 increased primarily as a result of accounting and legal costs due to the Company completing several overdue SEC filings and additional travel expenses related to the supervision of the installations of kiosks during the six months.

OTHER EXPENSES

The Company had various miscellaneous income and expenses. The largest gain was a gain of $597,312 during the six months ended December 31, 2015 on extinguishment of debt of a previously recorded contingency loss after it filed a lawsuit and was awarded a default judgement in its favor from a dispute that started in 2004 with Betacorp Management, Inc.

The Company also recorded additional interest expense of $731,184 primarily related to the issuance of convertible notes during the six months ended December 31, 2016. During the six months ended December 31, 2015 the Company recorded a charge of $85,960 for the derivative liability resulting from the Company having insufficient shares for issued and outstanding common stock equivalents. The Company authorized additional shares during the six months ending December 31, 2015. The Company recognized a gain of $62,418 for the quarter ended December 31, 2016 from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

Additionally, the Company recorded a $48,000 loss due to the settlement of a debt during the six months ended December 31, 2016.

NET LOSS:

The Company had a net loss of $3,501,137 for the six months ended December 31, 2016 compared to net loss of $520,831 for the six months ended December 31, 2015. The higher net loss for the six months ended December 31, 2016 was primarily a result of the gain on forgiveness of debt partially offset by the uncollectibility of $320,073 of expenses paid on behalf of ProDava, higher interest expense and increased operating expenses.

Liquidity and Capital Resources

The financial statements in this Form 10-Q are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at December 31, 2016 of $38,259,399. The Company has negative working capital of $10,885,327 as of December 31, 2016. The largest balances in current liabilities are for accrued interest $2,601,508, unearned revenue $2,057,607, account payable and accrued expenses of $2,334,514 and the current portion of convertible debt, net in the amount of $5,761,074. The Company is in the process of negotiating with noteholders to convert accrued interest into long-term notes to reduce current liabilities and plans to ship goods to reduce the unearned revenue.

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

The Company does have $106,363 in cash as of December 31, 2016. The Company does not have sufficient cash to operate for the next 12 months. Failure to raise additional capital or improve its performance in the next 12 months, however, may cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the six months ended December 31, 2016, the Company used $2,052,385 of cash for operating activities compared to a use of $500,520 in the six months ended December 31, 2015. The increase in cash used for operating activities was due a higher net loss and the use of cash to lower accounts payable and accrued liabilities. Cash used by investing activities was $-0- and $13,750 in the six months ended December 31, 2016 and 2015. Cash used by financing activities was $16,795 in the six months ended December 31, 2016 compared to cash from financing activities of $3,249,730 during the six months ended December 31, 2015.

DB Dava LLC, a Delaware limited liability company (“DB”), and the Company agreed to engage in a venture for the purpose of exploiting the Company’s technology and its agreement with a national pharmacy chain to place a number of its kiosks in stores. In June 2014, the Company and DB, caused ProDava LLC (“ProDava”) to be formed, and the parties entered into the ProDava LLC Agreement (the “LLC Agreement”) on June 30, 2014, which set out, among other things, the parties’ respective rights and obligations with respect to ProDava.

The two members of ProDava are the Company and DB. At the time of the formation of ProDava, the LLC Agreement originally provided that DB owned 80 percent of the membership interests of ProDava and the Company owned 20 percent of the membership interests of ProDava, assuming a $50,000,000 capital contribution by DB. Pursuant to the LLC Agreement, the Company made a capital contribution of $12,500,000, which represented the agreed upon value of a certain agreements which granted the Company rights to place kiosks in retail stores.

The Company’s motivation to enter into the LLC Agreement was to use DB’s financing to place kiosks into retail stores. Pursuant to LLC Agreement, DB agreed to make a capital contribution of up to US$50,000,000. It was understood and agreed between the parties that the Company’s role in ProDava was to provide, among other things, the kiosks, the content, resources and the know-how as to the placement and maintenance of the kiosks in retail stores.

To that end, ProDava entered into a Professional Services Agreement, dated June 30, 2014 (the “PSA”) with the Company, whereby ProDava engaged the Company to provide services for ProDava with respect to the sourcing, due diligence, acquisition, management, construction and marketing of the kiosks financed and purchased by ProDava. As full compensation for rendering and performing such services under the PSA, the Company was entitled to receive from ProDava, the unreimbursed expenses incurred by the Company. It was agreed and understood that DB’s role in ProDava was to provide the funding necessary for the unreimbursable expenses and the production, manufacture and maintenance of the kiosks placed in stores. As a result of the ownership percentage in ProDava, DB would receive 80% of the profits of the ProDava from advertising related revenue less expenses.

In the best interests of shareholders and to reflect expenses paid on behalf of ProDava, the Company initiated an action against DB in November 2016 seeking declaratory judgment. After the execution of the LLC Agreement, both DB and the Company performed their respective duties. The Company caused numerous kiosks to be manufactured for placement in retail stores in accordance with the PSA, maintained and serviced these kiosks. DB provided funds to ProDava for, the production of kiosks and for expenses incurred by the Company in connection with the maintenance of servicing of the kiosks. In total, DB provided sums totaling $6.5 million. In the first quarter of 2016, DB ceased providing the funding required by the LLC Agreement. DB advised The Company that DB was analyzing information and that it would make a determination as to whether it would continue to provide funding in accordance with the LLC Agreement. The Company has been incurring the reimbursable expenses that were to be reimbursed by DB. The LLC Agreement provides that, in the event that DB fails to fund any portion of the total amount is was required to provide in accordance with the terms of the LLC Agreement, the LLC Agreement provides for the recalculation of the parties’ membership interests in ProDava. The Company filed an action in the Supreme Court of the State of New York in New York County (Index No. 656127/2016) to seed to recalculate the ownership percentage of ProDava. DB filed a motion to dismiss and the Company filed an action opposing such motion. No claims were made against the Company. If successful, the Company will own a greater percentage of ProDava. If unsuccessful, the Company will have to continue to fund ProDava’s expenses until advertising income exceeds expenses.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of December 31, 2016 and June 30, 2016, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,057,607 and $3,419,616 as of December 31, 2016 and June 30, 2016, respectively as deferred revenue.

Significant Customers

During the three and six months ended December 31, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (82% and 82%, respectively). During the three and six months ended December 31, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (98% and 99%, respectively).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended December 31, 2016 and 2015, the Company incurred $69,772 and $64,830, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations. For the six months ended December 31, 2016 and 2015, the Company incurred $219,904 and $96,899, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – December 31, 2016	$6,179,725	$-	$-	$6,179,725
Convertible notes (net of discount) – June 30, 2016	$6,415,371	$-	$-	$6,415,371
Derivative liability – December 31, 2016	$-	$-	$-	$-
Derivative liability – June 30, 2016	$188,128	$-	$-	$188,128

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of December 31, 2016:

Balance at June 30, 2016	$6,415,371
Accretion of debt and warrant discount and prepaid financing costs	979,684
Issuance of shares of common stock for convertible debt	(1,215,330)
Balance December 31, 2016	$6,179,725

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 31, 2016 and June 30, 2016.

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(125,710)
Change in fair value of derivative at period end	(62,418)
Balance December 31, 2016	$-

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2016, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 105,215,698 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	5,746,133
Options vested and outstanding	-
Convertible debt and notes payable including accrued interest	63,810,242

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

In June 2016, the FASB Issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606. The Company has not yet determined the impact of ASU 2016-12 on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the impact of ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued ASU No 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. The Company has not yet determined the impact of ASU 2016-16 on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has not yet determined the impact of ASU 2017-01 on its consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2016, the Company issued 2,576,667 shares of common stock in exchange for consulting services valued at $550,733.

During the six months ended December 31, 2016 the Company issued 12,170,263 shares of its common stock in payment of $1,240,470 debt and accrued interest.

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

PROVISION HOLDING, INC.

Dated: February 21, 2017	By:	/s/ Curt Thornton
	Name:	Curt Thornton
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

