Form 10-Q
period 2017-03-31
Provision Holding, Inc.
filed 2017-05-22
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 123,052,303 shares of the Registrant’s $0.001 par value common stock outstanding as of May 22, 2017.

ITEM 1. FINANCIAL STATEMENTS

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	June 30, 2016
ASSETS
CURRENT ASSETS
Cash	$637,629	$2,175,543
Accounts receivable	12,000	-
Inventory, net	2,214,362	3,521,739
Prepaid expenses	196,240	592,769
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	3,063,231	6,293,051

EQUIPMENT, net of accumulated depreciation	19,861	26,736

INTANGIBLES, net of accumulated amortization	170,853	172,725

TOTAL ASSETS	$3,253,945	$6,492,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,462,887	$2,651,657
Payroll taxes, interest and penalties	622,909	590,799
Accrued interest	2,535,305	2,476,036
Unearned revenue	2,057,607	3,419,616
Debt settlement payable	-	16,795
Derivative liability	427,824	188,128
Current portion of convertible debt, net of unamortized debt discount of $261,925 and $16,980 and net of unamortized warrant discount of $138,063 and $-0- and net of financing costs of $375,004 and $-0-	6,292,293	609,905
Notes payable, net of unamortized debt discount of $40,563 and $-0-	110,937	90,000

TOTAL CURRENT LIABILITIES	14,509,762	10,042,936

CONVERTIBLE DEBT, net of current portion and unamortized debt discount of $703,655 and $1,291,892 and net of unamortized warrant discount of $12,690 and $363,663 and net of financing costs of $318,276 and $1,287,109	276,279	5,805,466
Nonconvertible series A preferred stock, related party	-	100

TOTAL LIABILITIES	14,786,041	15,848,502

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Designated 1,000 Series A preferred stock, Issued and outstanding – Nil and 1,000 shares, respectively	-	-
Common stock, par value $0.001 per share Authorized –300,000,000 shares - issued and outstanding – 122,798,480 and 89,242,624, respectively	122,798	89,242
Common stock to be issued for services, par value $0.001 per share, 706,000 and 1,249,998, respectively	56,480	262,166
Additional paid-in capital	28,303,297	25,100,864
Less receivable for stock	(100,000)	(50,000)
Accumulated deficit	(39,914,671)	(34,758,262)

TOTAL STOCKHOLDERS’ DEFICIT	(11,532,096)	(9,355,990)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,253,945	$6,492,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
REVENUES
Advertising revenues	$185,317	$-	$344,017	$-
Hardware revenues	-	19,494	110,195	50,660
Hardware revenues – related party	-	1,677,462	1,196,552	4,531,287
Service related revenues – related party	-	157,560	-	611,735
Software revenues – related party	-	171,993	66,456	205,223
TOTAL REVENUES	185,317	2,026,509	1,717,220	5,398,905
COST OF REVENUES	55,272	1,654,592	1,896,255	4,476,652
GROSS PROFIT(LOSS)	130,045	371,917	(179,035)	922,253
EXPENSES
General and administrative	833,681	722,162	2,350,220	1,471,810
Research and development	37,934	119,407	257,838	216,306
TOTAL EXPENSES	871,615	841,569	2,608,058	1,688,116
LOSS FROM OPERATIONS	(741,570)	(469,652)	(2,787,093)	(765,863)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	-	-	-	(85,960)
Change in fair value of derivative	(18,584)	-	43,834	–
Gain on forgiveness of debt	-	-	-	597,312
Loss on settlement of debt	-	-	(48,000)	-
Amortization of debt and warrant discount and financing costs	(690,998)	-	(1,608,708)	-
Other income	-	(823)	-	2,053
Interest expense	(204,120)	(443,268)	(756,442)	(1,182,116)
TOTAL OTHER INCOME (EXPENSE)	(913,702)	(444,091)	(2,369,316)	(668,711)
LOSS BEFORE INCOME TAXES	(1,655,272)	(913,743)	(5,156,409)	(1,434,574)
Income tax expense	-	–	-	–
NET LOSS	$(1,655,272)	$(913,743)	$(5,156,409)	$(1,434,574)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	106,217,807	78,773,014	99,364,166	77,797,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2017

UNAUDITED

	Preferred A Stock		Common Stock		Additional Paid-in	Shares to be	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Stock	Deficit	Deficit
Balance, June 30, 2016	1,000	$–	89,242,624	$89,242	$25,100,864	$262,166	$(50,000)	$(34,758,262)	$(9,355,990)
Issuance of common stock on conversion of debt and accrued interest	-	-	15,124,939	15,125	1,540,456	-	-	-	1,555,581
Issuance of common stock for services received	-	-	4,538,966	4,539	687,037	(254,166)	-	-	437,410
Issuance of common stock for cash, net	-	-	13,333,339	13,333	611,734	-	(50,000)	-	575,067
Relative fair value of warrants issued with stock for cash	-	-	-	-	154,933	-	-	-	154,933
Issuance of options for services received	-	-	-	-	4,496	-	-	-	4,496
Common stock issued for debt settlement	-	-	400,000	400	47,600	-	-	-	48,000
Common stock to be issued for services	-	-	-	-	-	48,480	-	-	48,480
Issuance of warrants	-	-	158,612	159	30,467	-	-	-	30,626
Derivative liability reclass to additional paid in capital upon notes conversion	-	-	-	-	125,710	-	-	-	125,710
Repurchase of preferred stock	(1,000)	-	-	-	-	-	-	-	-
Net loss for the nine months ended March 31, 2017	-	-	-	-	-	-	-	(5,156,409)	(5,156,409)
Balance, March 31, 2017	-	$-	122,798,480	$122,798	$28,303,297	$56,480	$(100,000)	$(39,914,671)	$(11,532,096)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,156,409)	$(1,434,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	424,390	228,333
Loss on debt settlement	48,000	-
Gain on forgiveness of debt	-	(597,312)
Depreciation expense	6,875	-
Amortization	1,872	1,872
Amortization of prepaid financing cost	622,329	344,750
Amortization of prepaid expenses	396,529	-
Amortization of debt discount	669,136	68,658
Amortization of warrant discount	212,910	133,128
Fair value of options expense	4,496	-
Fair value of warrants expense	30,626	-
Change in the fair value of derivative liability	(43,834)	-
Derivative liability expense – insufficient shares	-	85,960
Non-cash interest expenses	104,334	144,208
Changes in operating assets and liabilities:
Accounts receivable	(12,000)	(365,366)
Inventory	1,307,377	92,795
Prepaid expenses	-	(126,298)
Prepaid financing costs	-	(112,430)
Accounts payable and accrued liabilities	(188,771)	(280,673)
Preferred stock liability	(100)	100
Payroll taxes, interest and penalties	32,110	(29,154)
Accrued interest	234,520	383,989
Unearned revenue	(1,362,009)	(59,639)
NET CASH (USED IN) OPERATING ACTIVITIES	(2,667,619)	(1,521,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(13,750)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(13,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of fees	355,000	3,600,690
Payments on debt settlement	(16,795)	(151,065)
Proceeds from promissory notes	61,500	-
Proceeds from the sale of common stock, net of fees	730,000	-
Payments on convertible notes payable	-	(27,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,129,705	3,422,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,537,914)	1,886,752

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,175,543	128,968

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$637,629	$2,015,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

UNAUDITED

	Nine Months Ended March 31,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$521,923	$114,988
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$1,555,581	$149,500

Debt discount on convertible notes	$-	$38,493

Fair value of warrant issued for debt discount and deferred financing cost	$-	$931,391

Derivative liability expense – insufficient shares	$-	$85,960

Common stock to be issued now issued	$254,166	$-

Initial derivative liability on the notes issuance date	$409,240	$182,701

Derivative liability reclass into additional paid in capital upon notes conversion	$125,710	$182,701

Proceed from convertible notes directly paid to accounts payable balance	$-	$91,550

Re-class accrued interest into convertible debt	$-	$37,000

Stock issued in conjunction with cashless warrant exercise	$159	$-

Debt discount on non convertible notes	$61,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Going Concern and Management Plans

These unaudited condensed consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at March 31, 2017 of $39,914,671. The Company has negative working capital of $11,446,531 as of March 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Basis of presentation

Throughout this report, the terms “we”, “us”, “ours”, “Provision” and “company” refer to Provision Holding, Inc., including its wholly-owned subsidiary. The condensed consolidated balance sheet presented as of June 30, 2016 has been derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, (instructions to Form 10-Q and Article 8 of Regulation S-X). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the fiscal year ended June 30, 2016 included in Provision’s Annual Report on Form 10-K filed with the SEC on October 13, 2016. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine month period ended March 31, 2017 are not necessarily indicative of the results for the fiscal year ending June 30, 2017.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company's significant accounting policies during the three and nine months ended March 31, 2017 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of March 31, 2017 and June 30, 2016, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,057,607 and $3,419,616 as of March 31, 2017 and June 30, 2016, respectively as deferred revenue.

Significant Customers

During the three ended March 31, 2017 the Company had one customer which accounted for more than 10% of the Company’s revenues (94%). During the nine months ended March 31, 2017 the Company had two customers which accounted for more than 10% of the Company’s revenues (74% and 19%). During the three and nine months ended March 31, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (99% and 99%, respectively).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended March 31, 2017 and 2016, the Company incurred $37,934 and $119,407, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations. For the nine months ended March 31, 2017 and 2016, the Company incurred $257,838 and $216,306, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) – March 31, 2017	$6,568,572	$-	$-	$6,568,572
Convertible notes (net of discount) – June 30, 2016	$6,415,371	$-	$-	$6,415,371
Derivative liability – March 31, 2017	$427,824	$-	$-	$427,824
Derivative liability – June 30, 2016	$188,128	$-	$-	$188,128

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of March 31, 2017:

Balance at June 30, 2016	$6,415,371
Issuance of notes – net of discount	355,000
Derivative liability on issuance of notes	(304,906)
Accretion of debt and warrant discount and prepaid financing costs	1,483,437
Issuance of shares of common stock for convertible debt	(1,380,330)
Balance March 31, 2017	$6,568,572

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2017 and June 30, 2016.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(125,710)
Initial measurement at issuance date of the notes	409,240
Change in fair value of derivative at period end	(43,834)
Balance March 31, 2017	$427,824

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2017, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 116,907,345 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	333,333
Options vested and outstanding	-
Convertible debt and notes payable including accrued interest	17,454,009

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 2	INVENTORY

Inventory consists of raw materials; work in process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	March 31, 2017	June 30, 2016

Raw materials	$36,794	$26,619
Finished goods	2,334,933	3,652,485
	2,371,727	3,679,104
Less Inventory reserve	(157,365)	(157,365)
Total	$2,214,362	$3,521,739

At March 31, 2017 and June 30, 2016, the inventory reserve remained unchanged, respectively.

NOTE 3	PREPAID EXPENSES

During the nine months ended March 31, 2017, the Company prepaid certain expenses related to software licensing fees. At March 31, 2017 and June 30, 2016, $196,240 and $592,769, respectively, of these expenses remains to be amortized over the useful life through May 2017.

NOTE 4	PROPERTY and EQUIPMENT, net

Property and equipment consists of the following:

	March 31, 2017	June 30, 2016

Furniture and fixtures	$12,492	$12,492
Computer equipment	39,180	39,180
Equipment	4,493	4,493
	56,165	56,165
Less accumulated depreciation	(36,304)	(29,429)
Total	$19,861	$26,736

The aggregate depreciation charge to operations was $2,292 and $-0- and $6,875 and $ -0- for the three and nine months ended March 31, 2017 and 2016, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 5	PREPAID FINANCING COSTS

The Company pays financing costs to consultants and service providers related to certain financing transactions. The financing costs are then amortized over the respective life of the financing agreements. As such, the Company has prepaid $693,280 and $1,287,109 in financing costs at March 31, 2017 and June 30, 2016, respectively. Prepaid financing costs are presented with the net convertible debt as appropriate.

The aggregate amortization of prepaid financing cost charged to operations was $209,958 and $169,417 and $622,329 and $344,750 for three and nine months period ended March 31, 2017 and 2016, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 6	INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	March 31, 2017	June 30, 2016

Patents in process	$142,116	$142,116
Patents issued	58,037	58,037
	200,153	200,153

Less accumulated amortization	(29,300)	(27,428)

Total	$170,853	$172,725

The aggregate amortization expense charged to operations was $624 and $624 and $1,872 and $1,872 for three and nine months ended March 31, 2017 and 2016, respectively. The amortization policies followed by the Company are described in Note 1.

As of March 31, 2017, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2017- remaining three months	$624
June 30, 2018	2,496
June 30, 2019	2,496
June 30, 2020	2,496
June 30, 2021	2,496
Thereafter	160,245

Total	$170,853

NOTE 7	DEBT SETTLEMENT

During February 2015 the Company settled with a convertible note holder to repay the principal and accrued interest due with an interest free scheduled payment plan. On the date of the settlement the principal and accrued interest had a total value of $333,563. The scheduled payment plan calls for payments totaling $260,000. Accordingly, the Company recorded $73,563 of gain on debt extinguishment in June 2015. The Company repaid $16,795 on this debt during the nine months ended March 31, 2017. The remaining balance is $-0- and $16,795 at March 31, 2017 and June 30, 2016, respectively.

During January 2017 the Company settled a prior debt. According to the settlement agreement, the Company is required to issue 400,000 shares of common stock to the recipient. The shares were valued at $48,000 and the Company has recorded the same as expense in the statement of operations for the nine months ended March 31, 2017.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 8	CONVERTIBLE DEBT

Convertible debt consists of the following:

	March 31, 2017	June 30, 2016

Convertible notes payable, annual interest rate of 10% to 12%, due dates range from May 2010 to February 2019 and convertible into common stock at a rate of $0.04 to $1.00 per share.	$7,628,185	$8,625,015
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017.	750,000	750,000
Unamortized prepaid financing costs	(693,280)	(1,287,109)
Unamortized warrants discount to notes	(150,753)	(363,663)
Unamortized debt discount	(965,580)	(1,308,872)
	6,568,572	6,415,371
Less current portion	(6,292,293)	(609,905)
Convertible debt, net of current portion and debt discount	$276,279	$5,805,466

During the nine month period ended March 31, 2017 the few holders of the Notes converted $1,555,581 including accrued interest value into 15,124,939 shares of the Company's common stock. The determined fair value of the debt derivatives of $125,710 was reclassified into equity during the period ended March 31, 2017.

For the three and nine months ended March 31, 2017 and 2016, $70,970 and $69,701 and $212,910 and $133,128 were expensed in the statement of operation as amortization of warrant discount and shown as interest expenses, respectively. For the three and nine months ended March 31, 2017 and 2016, $284,799 and $9,982 and $648,199 and $68,658 was amortized of debt discount and shown as interest expenses, respectively.

The aggregate amortization of prepaid financing cost charged to operations was $209,959 and $169,417 and $622,329 and $344,750 for three and nine month period ended March 31, 2017 and 2016, respectively.

Accrued and unpaid interest for convertible notes payable at March 31, 2017 and June 30, 2016 was $1,678,212 and $1,678,138, respectively.

For the three and nine months ended March 31, 2017 and 2016, $235,263 and $94,744 and $685,759 and $350,530, was charged as interest on debt and shown as interest expenses, respectively.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 9	DERIVATIVE LIABILITY (Continued)

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

During the period ended March 31, 2017, the above note was fully converted into shares and hence, now onwards no further derivative liability needs to accrue related to this note.

On February 7, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of for up to $158,500. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The Conversion Price is the 61% of the average closing price of the prior ten days. The Note accrues interest at a rate of 12% per annum and matures on November 12, 2017.

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

The initial fair value of the embedded debt derivative of $158,670 was allocated as a debt discount $101,336 was determined using intrinsic value with the remainder $57,334 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	149%,
(3) risk-free interest rate of	0.79%,
(4) expected life of	9 months
(5) fair value of the Company’s common stock of	$0.09 per share.

On March 2, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of for up to $225,000. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The Conversion Price is the 60% of the average of the lowest three intra-day trading prices in the twenty days immediately preceding the applicable conversion. The Note accrues interest at a rate of 0% per annum and matures on September 2, 2017.

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

The initial fair value of the embedded debt derivative of $250,570 was allocated as a debt discount $203,571 was determined using intrinsic value with the remainder $46,999 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	134%,
(3) risk-free interest rate of	0.84%,
(4) expected life of	6 months
(5) fair value of the Company’s common stock of	$0.08 per share.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 9	DERIVATIVE LIABILITY (Continued)

During the three and nine months ended March 31, 2017 and 2016, the Company recorded the loss (gain) in fair value of derivative $18,584 and $(-0-) and $(43,834) and $-0-, respectively.

For the three and nine months ended March 31, 2017 and 2016, $51,335 and $-0- and $126,107 and $-0-, respectively, was expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(125,710)
Initial measurement at issuance date of the notes	409,240
Change in fair value of derivative at period end	(43,834)
Balance March 31, 2017	$427,824

NOTE 10	NOTES PAYABLE

During February 2017, the Company entered into four promissory notes with investors pursuant to which the Company issued four promissory notes in the principal amount of $61,500. The notes accrue interest at a rate of 5% per annum and mature in 120 days. As additional consideration, the Company issued the investors 1,050,000 shares of common stock. The value of the stock consideration was limited to the value of the promissory notes, $61,500. The stock consideration was recorded as a discount against the notes. For the three and nine months ended March 31, 2017 and 2016, $20,938 and $-0- and $20,937 and $-0-, respectively, was expensed in the statement of operations as amortization of debt discount related to the notes and show as interest expenses. The unamortized debt discount was $40,563 and $-0- at March 31, 2017 and June 30, 2017, respectively.

At March 31, 2017 and June 30, 2016, $151,500 and $90,000, respectively, of debt was outstanding with interest rates of 5% to 8%.

Accrued and unpaid interest for these notes payable at March 31, 2017 and June 30, 2016 were $29,421 and $26,528, respectively.

For the three and nine months ended March 31, 2017 and 2016, $1,349 and $1,694 and $3,393 and $5,111 was charged as interest on debt and shown as interest expenses, respectively.

NOTE 11	COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $25,030 and $18,456 and $73,129 and $55,368 for the three and nine months ended March 31, 2017 and 2016, respectively. On March 2, 2016, the Company entered into an Amendment to Lease in order to extend the current lease through March 31, 2019. The lease calls for monthly rent of $6,719 per month for the period of April 1, 2016 through March 31, 2017. The monthly rent increases 4% for each of the next two years.

The future minimum payments under this lease are as follows:

Fiscal year ending, June 30:
2017 – remaining three months	$20,964
2018	84,696
2019	65,412

Total	$171,072

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $622,909 and $590,799 at March 31, 2017 and June 30, 2016, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 12	EQUITY

Preferred Stock

The Company is authorized to issue 4,000,000 shares of Preferred Stock with a par value of $0.001 per share as of December 31, 2016. Preferred shares issued and outstanding at March 31, 2017 and June 30, 2016 were Nil and 1,000 shares.

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

During the period ended March 31, 2017, the Company repurchase the said 1,000 Preferred Stock at par value of $100. Preferred shares issued and outstanding at December 31, 2016 were Nil.

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 12	EQUITY (Continued)

As of March 31, 2017 and June 30, 2016, there were 122,798,480 and 89,242,624 shares of common stock issued and outstanding, respectively.

During the nine months ended March 31, 2017, the Company issued 4,538,966 shares of common stock in exchange for consulting services valued at $691,577, out of which $254,166 relates to prior period services.

During the nine months ended March 31, 2017 the Company issued 15,124,939 shares of its common stock in conversion of $1,555,581 debt and accrued interest.

During January 2017 the Company settled a prior debt. According to the settlement agreement, the Company is required to issue 400,000 shares of common stock to the recipient. The shares were valued at $48,000 and the Company has recorded the same as expense in the statement of operations for the nine months ended March 31, 2017.

On March 31, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 13,333,339 shares of Company’s common stock with 15 accredited investors (the “Investors”) for an aggregate purchase price of $800,000 at a price of $0.06 per share. Each Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.09 per share and are exercisable for three-years from the date of issuance of the Warrant.  The Warrants are valued at $154,933. Net cash received after fees of $20,000, the warrant valuation of $154,933 and a subscription receivable of $50,000 was $575,067.

Warrants

Warrant activity during the nine months ended March 31, 2017, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2016	26,396,958	$0.14	$3,695,574
Granted	3,041,667	0.04
Exercised (1)	(375,000)	0.07
Expired	(1,050,000)	0.05
Outstanding and exercisable at March 31, 2017	28,013,625	$0.14	$3,883,963

(1)	Consists of cashless exercise of 375,000 warrants in exchange for 158,612 shares of Common Stock.

During the nine months ended March 31, 2017, the Company issued 375,000 warrants and recorded $30,626 of stock compensation expense.

The fair value of the described above warrants was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of 0.44%;

(2) dividend yield of 0%;

(3) volatility factor of 151%;

(4) an expected life of the conversion feature of 3 months, and

(5) estimated fair value of the company’s common stock of $0.12 per share.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

NOTE 12	EQUITY (Continued)

Stock Option Plan

Stock option activity during the nine months ended March 31, 2017 is as follows:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2016	-	$-	$-
Granted	50,000	0.23	11,500
Exercised
Expired
Outstanding March 31, 2017	50,000	$0.23	$11,500
Exercisable at March 31, 2017	34,000	$0.23	$5,060
Un-exercisable at March 31, 2017	16,000	$0.23	$6,440

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).  As of March 31, 2017, there were 3,324,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of March 31, 2017, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock.  Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance.   The option exercise price is set by the Board at time of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the nine months ended March 31, 2017 and 2016, the Company issued 50,000 and -0- options and recorded $4,496 and $-0- of stock compensation expense, respectively.

The fair value of options exercised in the nine months ended March 31, 2017 and 2016 was approximately $-0- and $-0-, respectively.

As of March 31, 2017, there was $2,120 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

Restricted Stock

On June 1, 2016, the Company issued 1,500,000 restricted shares per rule 144 of its Common Stock, vesting in equal amounts over six (6) months to its consultant as partial compensation for services.

The fair value of the restricted stock granted during the nine month period ended March 31, 2017 was stated at market price on the date of vested.

During the nine month period ended March 31, 2017 and 2016, the Company recorded expenses of $255,000 and $45,000, respectively, related to restricted stock vested to non-employees.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The Company’s motivation to enter into the LLC Agreement was to use DB’s financing to place kiosks into retail stores. Pursuant to LLC Agreement, DB agreed to make a capital contribution of up to US$50,000,000. It was understood and agreed between the parties that the Company’s role in ProDava was to provide, among other things, the kiosks, the content and the know-how as to the placement and maintenance of the kiosks in retail stores.

To that end, ProDava entered into a Professional Services Agreement, dated June 30, 2014 (the “PSA”) with the Company, whereby ProDava engaged the Company to provide services for ProDava with respect to the sourcing, due diligence, acquisition, management, construction and marketing of the kiosks financed and purchased by ProDava. As full compensation for rendering and performing such services under the PSA, the Company was entitled to receive from ProDava, the unreimbursed expenses incurred by the Company. It was agreed and understood that DB’s role in ProDava was to provide the funding necessary for the unreimbursable expenses and the production, manufacture and maintenance of the kiosks placed in stores. As a result of the ownership percentage in ProDava, DB would receive 80% of the profits of the ProDava including advertising related revenue.

For the nine months ended March 31, 2017 and 2016 total revenue includes $1,263,008 and $5,348,245, respectively, revenue from a related party. For the three months ended March 31, 2017 and 2016 total revenue includes $-0- and $2,007,015, respectively, revenue from a related party. Also, total unearned revenue as of March 31, 2017 of $2,057,607 includes $1,256,607 advance for sales order received from a related party.

Transactions with Officers and Directors

On December 30, 2015, the Company entered into a Purchase Agreement with Curt Thornton, the Company's President and Chief Executive Officer for the sale of 1,000 shares of “Super Voting Preferred Stock – Series A” for $0.10 per share and the closing price of the Company's Common Stock was $0.08 per share, as reported on the Over-the-Counter Markets (OTCQB) on the date prior to the date the Board approved the transaction. The Series A Preferred Shares does not have a dividend rate or liquidation preference and are not convertible into shares of common stock. The shares of the Series A Preferred Stock shall be automatically redeemed by the Company at $0.10 per share on the first to occur of the following triggering events: (i) 90 days following the date on which this Certificate of Designation is filed with the Secretary of State of Nevada or (ii) on the date that Mr. Thornton ceases, for any reason, to serve as officer, director or consultant of the Company. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote in an amount equal to 51% of the total vote (representing a majority voting power) effecting an increase in the authorized common stock of the Company. Such vote shall be determined by the holder(s) of the then issued and outstanding shares of Series A Preferred Stock. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the Series A Preferred Stock, will have the right to vote an aggregate of 10,408 shares, out of a total number of 20,408 shares voting. The adoption of the Series A Preferred Stock and its issuance to Mr. Thornton was taken solely to allow the Company to increase the Company’s authorized shares of common stock. As a result, the Company determined that there was no recorded a preferred stock control premium for the Preferred Stock – Series A that was issued to Mr. Thornton. The rights and preferences of the shares are described in Note 12 Equity. During the period ended December 31, 2016, the Company repurchase the said 1,000 Preferred Stock at par value of $100. Preferred shares issued and outstanding at March 31, 2017 were Nil.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

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

During April 2017, the Company issued 1,038,199 shares of common stock pursuant to consulting agreements.

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

Business History and Overview

Provision Holding, Inc. and its subsidiary, Provision Interactive Technologies, Inc. (“Provision”), is a purveyor of intelligent interactive 3D holographic display technologies, software, and integrated solutions for both commercial and consumer focused applications. Provision’s 3D holographic display systems projects full color, high resolution videos into space detached from the screen, without any special glasses. Provision is currently a market leader in true 3D consumer advertising display products.

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

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks. In April 2013, we had an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company began shipping the first 200 kiosks to be installed in stores at the end of March 2015. We have now shipped an additional 5003D Savings Center kiosks to its retail partner and have installed them in New York, Los Angeles, Detroit, Philadelphia and San Francisco retail locations. With the successful incorporation of Rite Aid’s wellness and loyalty program, now known as “Plenti” onto the 3D Savings Center kiosks in New York and Los Angeles, we plan to continue to expand to 1,000 stores in Rite Aid’s top 10 demographic markets by the end of September 2017. The Company will earn advertising revenue from advertisements in Rite Aid.

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

The two members of ProDava are the Company and DB. At the time of the formation of ProDava, the LLC Agreement originally provided that DB owned 80 percent of the membership interests of ProDava and the Company owned 20 percent of the membership interests of ProDava, assuming a $50,000,000 capital contribution by DB. Pursuant to the LLC Agreement, the Company made a capital contribution of $12,500,000, which represented the agreed upon value of a certain agreements which granted the Company rights to place kiosks in retail stores. There are no overlapping members of management who control and manage both the Company and DB Dava LLC and there are no significant shareholders of the Company who also hold a significant interest in DB Dava LLC.

The Company’s motivation to enter into the LLC Agreement was to use DB’s financing to place kiosks into retail stores. Pursuant to LLC Agreement, DB agreed to make a capital contribution of up to US $50,000,000. It was understood and agreed between the parties that the Company’s role in ProDava was to provide, among other things, the kiosks, the content, resources and the know-how as to the placement and maintenance of the kiosks in retail stores.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of May 18, 2017 we have eight employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Advertising revenues	$185,317	$-
Hardware revenues	-	19,494
Hardware revenues – related party	-	1,677,462
Service related revenues – related party	-	157,560
Software revenues – related party	-	171,993
TOTAL REVENUES	185,317	2,026,509
COST OF REVENUES	55,272	1,654,592
GROSS PROFIT	130,045	371,917
EXPENSES
General and administrative	833,681	722,162
Research and development	37,934	119,407
TOTAL EXPENSES	871,615	841,569
LOSS FROM OPERATIONS	(741,570)	(469,652)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	-	-
Change in fair value of derivative	(18,584)	-
Amortization of debt and warrant discount and financing costs	(690,998)	-
Other income (expense)	-	(823)
Interest expense	(204,120)	(443,268)
TOTAL OTHER INCOME (EXPENSE)	(913,702)	(444,091)
NET LOSS	$(1,655,272)	$(913,743)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the quarter ended March 31, 2017 were $185,317, a decrease from $2,026,509 generated in the quarter ended March 31, 2016. The decrease in revenues was primarily from a decrease in related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the three ended March 31, 2017 the Company had one customer which accounted for 94%of the Company’s revenues. During the three ended March 31, 2016 the Company had one customer which accounted for 99% of the Company’s revenues.

COST OF REVENUES

Cost of revenues for the quarter ended March 31, 2017 was $55,272 from $1,654,592 incurred in the quarter ended March 31, 2016. Cost of revenues for the quarter ended March 31, 2017 decreased as a direct result of the minimal revenues.

OPERATING EXPENSES

The Company incurred $871,615 in operating expenses for the quarter ended March 31, 2017, an increase from $841,569 incurred during the quarter ended March 31, 2016 primarily as a result of an increase in travel related expenses and professional fees offset by reduced research and development projects and related expenses. General and administrative expenses for the quarter ended March 31, 2017 decreased primarily as a result of the reduced professional fees associated with required filings.

OTHER EXPENSES

The Company recorded additional $451,850 of interest expense and amortization of debt and warrant discounts and finance costs during the quarter ended March 31, 2017 compared to the comparable quarter in 2016, related to the convertible notes outstanding. Additionally, the Company recorded a $18,584 loss due to the change in fair value of the derivative during the three months ended March 31, 2017.

NET LOSS

The Company had a net loss of $1,655,272 for the quarter ended March 31, 2017 compared to net loss of $913,743 for the quarter ended March 31, 2016. The increase in net loss in the quarter ended March 31, 2017 was primarily a result of minimal revenues and increased interest expense and amortization of debt and warrant discounts and finance costs.

NINE MONTHS ENDED MARCH 31, 2017 COMPARED TO NINE MONTHS ENDED MARCH 31, 2016

	Nine Months Ended
	March 31,
	2017	2016
REVENUES
Advertising revenues	$344,017	$-
Hardware revenues	110,195	50,660
Hardware revenues – related party	1,196,552	4,531,287
Service related revenues – related party	-	611,735
Software revenues – related party	66,456	205,223
TOTAL REVENUES	1,717,220	5,398,905
COST OF REVENUES	1,896,255	4,476,652
GROSS PROFIT (LOSS)	(179,035)	922,253
EXPENSES
General and administrative	2,350,220	1,471,810
Research and development	257,838	216,306
TOTAL EXPENSES	2,608,058	1,688,116
LOSS FROM OPERATIONS	(2,787,093)	(765,863)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	-	(85,960)
Change in fair value of derivative	43,834	-
Gain on forgiveness of debt	-	597,312
Loss on settlement of debt	(48,000)	-
Amortization of debt and warrant discount and financing costs	(1,608,708)	-
Other income (expense)	-	2,053
Interest expense	(756,442)	(1,182,116)
TOTAL OTHER INCOME (EXPENSE)	(2,369,316)	(668,711)
NET LOSS	$(5,156,409)	$(1,434,574)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the nine months ended March 31, 2017 were $1,717,220, a decrease from $5,398,905 generated in the nine months ended March 31, 2016. The decrease in revenues was primarily from an increase in related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the nine months ended March 31, 2017 the Company had two customers which accounted for more than 10% of the Company’s revenues (74% and 19%). During the nine months ended March 31, 2016 the Company had one customer who accounted for more than 10% of the Company’s revenues (99%).

COST OF REVENUES

Cost of revenues for the nine months ended March 31, 2017 was $1,896,255 from $4,476,652 incurred in the nine months ended March 31, 2016. Cost of revenues for the fiscal nine months ended March 31, 2017 was a result of the uncollectibility of expenses paid on behalf of ProDava.

OPERATING EXPENSES

The Company incurred $2,608,058 in operating expenses for the nine months ended March 31, 2017, an increase from $1,688,116 incurred during the nine months ended March 31, 2017 primarily as a result of a $904,538 increase in general and administrative expenses and increase in research and development expenses by $41,532. General and administrative expenses for the nine months ended March 31, 2017 increased primarily as a result of accounting and legal costs due to the Company completing several overdue SEC filings and additional travel expenses related to the supervision of the installations of kiosks during the nine months.

OTHER EXPENSES

The Company had various miscellaneous income and expenses. The largest gain was a gain of $597,312 during the nine months ended March 31, 2017 on extinguishment of debt of a previously recorded contingency loss after it filed a lawsuit and was awarded a default judgement in its favor from a dispute that started in 2004 with Betacorp Management, Inc.

The Company also recorded additional interest expense of $1,183,304 primarily related to the issuance of convertible notes during the nine months ended March 31, 2017. During the nine months ended March 31, 2016 the Company recorded a charge of $85,960 for the derivative liability resulting from the Company having insufficient shares for issued and outstanding common stock equivalents. The Company authorized additional shares during the nine months ending March 31, 2016. The Company recognized a gain of $43,834 for the nine months ended March 31, 2017 from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

Additionally, the Company recorded a $48,000 loss due to the settlement of a debt during the nine months ended March 31, 2017.

NET LOSS:

The Company had a net loss of $5,156,409 for the nine months ended March 31, 2017 compared to net loss of $1,434,574 for the nine months ended March 31, 2016. The higher net loss for the nine months ended March 31, 2017 was primarily a result of the gain on forgiveness of debt partially offset by the uncollectibility of $320,073 of expenses paid on behalf of ProDava, higher interest expense and increased operating expenses.

Liquidity and Capital Resources

The financial statements in this Form 10-Q are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at March 31, 2017 of $39,914,671. The Company has negative working capital of $11,446,531 as of March 31, 2017. The largest balances in current liabilities are for current portion of convertible debt, net ($6,292,293) accrued interest ($2,535,305) and unearned revenue ($2,057,607). The Company is in the process of negotiating with noteholders to convert accrued interest into long-term notes to reduce current liabilities and plans to ship goods to reduce the unearned revenue.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

To raise cash on March 31, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 13,333,339 shares of Company’s common stock with 15 accredited investors (the “Investors”) for an aggregate purchase price of $800,000 at a price of $0.06 per share. Each Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.09 per share and are exercisable for three-years from the date of issuance of the Warrant.  The Warrants are valued at $154,933. Net cash received after fees of $20,000, the warrant valuation of $154,933 and a subscription receivable of $50,000 was $575,067.

The Company does have $637,629 in cash as of March 31, 2017 as a result of an issuance of convertible debt. The Company has sufficient cash to operate for the next 12 months. Failure to raise additional capital or improve its performance in the next 12 months, however, may cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the nine months ended March 31, 2017, the Company used $2,667,619 of cash for operating activities compared to a use of $1,521,623 in the nine months ended March 31, 2016. The increase in cash used for operating activities was due a higher net loss and the use of cash to lower accounts payable and accrued liabilities and the effect of higher accounts receivable due to higher sales. Cash from financing activities was $1,129,705 in the nine months ended March 31, 2017 compared to cash from financing activities of $3,422,125 in the nine months ended March 31, 2016. The increase in cash provided by financing activities was primarily due to proceeds from the issuance of convertible notes. During the nine months ended March 31, 2016, the company used $13,750 in investing activities for the purchase of an immaterial amount of fixed assets.

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

The two members of ProDava are the Company and DB. At the time of the formation of ProDava, the LLC Agreement originally provided that DB owned 80 percent of the membership interests of ProDava and the Company owned 20 percent of the membership interests of ProDava, assuming a $50,000,000 capital contribution by DB. Pursuant to the LLC Agreement, the Company made a capital contribution of $12,500,000, which represented the agreed upon value of a certain agreements which granted the Company rights to place kiosks in retail stores. There are no overlapping members of management who control and manage both the Company and DB Dava LLC and there are no significant shareholders of the Company who also hold a significant interest in DB Dava LLC.

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

On February 6, 2017, the Company issued a $158,500 convertible debenture. The note bears interest at 12%, is due on November 12, 2017 and, if not paid by August 6, 2017, is convertible into shares of the Company’s common stock at 61% of the average of the lowest three trading prices during the ten days prior to the conversion date.

On March 2, 2017, the Company issued a $225,000 convertible debenture. The note does not bear interest but was issued with $20,000 of original issue discount. The note is due on September 2, 2017 and, if not paid by September 2, 2017, is convertible into shares of the Company’s common stock at 60% of the average of the lowest three trading prices during the twenty days prior to the conversion date.

On March 31, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 13,333,339 shares of Company’s common stock with 15 accredited investors (the “Investors”) for an aggregate purchase price of $800,000 at a price of $0.06 per share. Each Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.09 per share and are exercisable for three-years from the date of issuance of the Warrant.  The Warrants are valued at $154,933. Net cash received after fees of $20,000, the warrant valuation of $154,933 and a subscription receivable of $50,000 was $575,067.

During February 2017, the Company entered into four promissory notes with investors pursuant to which the Company issued four promissory notes in the principal amount of $61,500. The notes accrue interest at a rate of 5% per annum and mature in 120 days. As additional consideration, the Company issued the investors 1,050,000 shares of common stock. The value of the stock consideration was limited to the value of the promissory notes, $61,500. The stock consideration was recorded as a discount against the notes. For the three and nine months ended March 31, 2017 and 2016, $20,938 and $-0- and $20,937 and $-0-, respectively, was expensed in the statement of operations as amortization of debt discount related to the notes and show as interest expenses. The unamortized debt discount was $40,563 and $-0- at March 31, 2017 and June 30, 2017, respectively.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of nine months or less when purchased, to be cash equivalents. As of March 31, 2017 and June 30, 2016, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,057,607 and $3,419,616 as of March 31, 2017 and June 30, 2016, respectively as deferred revenue.

Significant Customers

During the three ended March 31, 2017 the Company had one customer which accounted for more than 10% of the Company’s revenues (94%). During the nine months ended March 31, 2017 the Company had two customers which accounted for more than 10% of the Company’s revenues (74% and 19%). During the three and nine months ended March 31, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (99% and 99%, respectively).

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended March 31, 2017 and 2016, the Company incurred $37,934 and $119,407, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations. For the nine months ended March 31, 2017 and 2016, the Company incurred $257,838 and $216,306, respectively for research and development expense which are included in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) – March 31, 2016	$6,568,572	$-	$-	$6,568,572
Convertible notes (net of discount) – June 30, 2016	$6,415,371	$-	$-	$6,415,371
Derivative liability – March 31, 2017	$427,824	$-	$-	$427,824
Derivative liability – June 30, 2016	$188,128	$-	$-	$188,128

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of March 31, 2017:

Balance at June 30, 2016	$6,415,371
Issuance of notes – net of discount	355,000
Derivative liability on issuance of notes	(304,906)
Accretion of debt and warrant discount and prepaid financing costs	1,483,437
Issuance of shares of common stock for convertible debt	(1,380,330)
Balance March 31, 2017	$6,568,572

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2017 and June 30, 2016.

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(125,710)
Initial measurement at issuance date of the notes	409,240
Change in fair value of derivative at period end	(43,834)
Balance March 31, 2017	$427,824

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2017, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 116,907,345 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	333,333
Options vested and outstanding	-
Convertible debt and notes payable including accrued interest	17,454,009

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

During September 2015, the Company had recorded a charge for the derivative liability resulting from the Company having insufficient shares of $85,960. This derivative liability is a result of the embedded conversion features of the notes payable to convert 18,231,003 shares, at fixed prices ranging from $0.04 to $1.00 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Scholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly the reclassification of the value of these derivatives had no impact on the Company’s financial statements. On December 31, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. As such, the related derivative liability has been revalued to $0 at March 31, 2017.

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

OFF-BALANCE SHEET AND CONTRACTUAL ARRANGEMENTS

We do not have any off-balance sheet or contractual arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2017, the Company issued 4,538,966 shares of common stock in exchange for consulting services valued at $691,577, out of which $254,166 relates to prior period services.

During the nine months ended March 31, 2017 the Company issued 15,124,939 shares of its common stock in conversion of $1,555,581 debt and accrued interest.

During January 2017 the Company settled a prior debt. According to the settlement agreement, the Company is required to issue 400,000 shares of common stock to the recipient. The shares were valued at $48,000 and the Company has recorded the same as expense in the statement of operations for the nine months ended March 31, 2017.

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

PROVISION HOLDING, INC.

Dated: May 22, 2017	By:	/s/ Curt Thornton
Name: Curt Thornton Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Curt Thornton
Curt Thronton
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)
May 22, 2017

/s/ Robert Ostrander
Robert Ostrander
Vice President
May 22, 2017

