Form 10-K
period 2017-06-30
Provision Holding, Inc.
filed 2017-10-13
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2017

PROVISION HOLDING, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-127347	90-0457009
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

9253 Eton Avenue, Chatsworth, California 91311

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☒ ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of December 31, 2016, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,169,597 based on a closing price of $0.12 per share of common stock as quoted on the OTC Markets on such date.

On October 13, 2017, we had 137,218,206 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Provision Holding, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business”. We undertake no obligation to revise or update publicly any forward-looking statements unless required by law.

ii

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

We have now aligned a retail chain, a hardware purchaser to buy 3D Savings Center kiosks to install into the retail chain and advertising agencies to sell ads for the 3D Savings Center kiosks. We generated revenues from hardware sales and advertising sales in the year ended June 30, 2017.

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks. In April 2013, we had an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company began shipping the first 200 kiosks to be installed in stores at the end of March 2015, with installation and deployment continuing through October 2015. We commenced operations in these stores in June 2015 and started producing limited advertising revenue during the same fiscal quarter. With the successful incorporation of Rite Aid’s wellness and loyalty program, now known as “Plenti” onto the 3D Savings Center kiosks in New York and Los Angeles and we have installed approximately 700 kiosks in Rite Aid’s top 10 demographic markets. The Company plans to earn advertising revenue from advertisements in Rite Aid.

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

For the year ended June 30, 2017 total revenue includes $1,263,008 revenue from a related party. Also, total unearned revenue as of June 30, 2017 includes $1,256,607 advance payments for sales orders received from a related party.

Lifestyle Ventures LLC

The Company also received a $900,000 deposit from Lifestyle Ventures LLC for the purchase and marketing of Provision’s 3D Savings Center kiosk to be installed in approved retail store chains.  Lifestyle Ventures LLC is required to deposit an additional $1.1 million with an option to increase its investment up to $20 million.

Coinstar LLC

On June 15, 2017, the Company entered into a five-year Strategic Alliance Agreement with Coinstar, LLC (“Coinstar”). Coinstar owns and operates approximately 17,000 self-service coin counting kiosks at retailer store locations in the United States. The Company and Coinstar will work jointly to develop and integrate the Company’s free standing patented 3D holographic display systems, known as HoloVision™ (the “Systems”) into Coinstar’s kiosks, and will be installed and promoted at retailer store locations, the specifics of which will be mutually agreed to and summarized in a separate agreement (each a “Statement of Work”). The Systems will have a proprietary coupon/loyalty card software application and provide advertising and promotions through Coinstar kiosks. For all retailer store locations in which Coinstar kiosks are installed, Coinstar has been granted an exclusive first right of refusal to include such locations.

The Company shall pay to Coinstar, and Coinstar shall pay to participating retailers a specified percentage of monthly Net Advertising Revenues, per kiosk (the “Promotion Retailer Commission”) included in a Statement of Work, which shall be determined by mutual agreement of Coinstar and Provision. “Net Advertising Revenues” is defined as gross advertising revenues from Systems less any operational expenses incurred in connection with such Systems (for example: cost of paper, service, network connectivity, network administration). The Company shall evenly divide the remaining monthly Net Advertising Revenues after deducting the Promotion Retailer Commission).

Under the agreement, Provision and Coinstar will integrate Provision’s patented 3D “Holovision” display systems into Coinstar kiosks nationwide. The Provision 3D holographic display will “bolt-on” to the top of the existing Coinstar kiosk as a “topper”. Our couponing and loyalty card system software will be integrated into the Coinstar touch-screen interface. The firms will evenly divide the monthly net advertising revenues, after deducting promotional retailer commissions. Provision believes that the monthly advertising revenue potential in this channel should exceed that of a retail pharmacy chain.

The Provision “topper” has been designed by an award winning industrial designer, and we plan to assemble the prototype beginning in August, 2017. The software teams have begun the required integration work, and we anticipate a working prototype in October, 2017. We have targeted up to 300 locations for rollout by December 31, 2017, with broader deployment scheduled for the 2018 calendar year.

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

Competition

Currently, Provision’s competition is that no other 3D companies, which may exist in the marketplace, but traditional advertising media like television, radio, newspapers and magazines. We also compete with companies that operate outdoor and Digital Out-Of-Home (DOOH) advertising media networks that can be seen at malls, gas stations, and retailers containing traditional 2D (two dimensional) TV screens or flat screens. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, billboard and public transport advertising companies.

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of June 30, 2017, we have eight employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

For the years ended June 30, 2017 and 2016, the Company incurred $300,905 and $311,798, respectively for research and development expense which are included in the consolidated statements of operations. Our research and development expense is primarily related to employees and contractors that provide specialized services.

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

Our principal executive offices are located at 9253 Eton Avenue, Chatsworth, California 91311. The offices consist of approximately 7,500 square feet. Rent expense was $98,158 and $69,313 for the years ended June 30, 2017 and 2016, respectively. On March 2, 2016, the Company entered into an Amendment to Lease in order to extend the current lease through March 31, 2019. The lease calls for monthly rent of $6,988 per month for the period of April 1, 2017 through March 31, 2018. The monthly rent increases 4% for each of the year.

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

In the best interests of shareholders and to reflect expenses paid on behalf of ProDava, the Company initiated an action against DB in November 2016 seeking declaratory judgment. After the execution of the LLC Agreement, both DB and the Company performed their respective duties. The Company caused numerous kiosks to be manufactured for placement in retail stores in accordance with the PSA, maintained and serviced these kiosks. DB provided funds to ProDava for, the production of kiosks and for expenses incurred by the Company in connection with the maintenance of servicing of the kiosks. In total, DB provided sums totaling $6.5 million. In the first quarter of 2016, DB ceased providing the funding required by the LLC Agreement. DB advised The Company that DB was analyzing information and that it would make a determination as to whether it would continue to provide funding in accordance with the LLC Agreement. The Company has been incurring the reimbursable expenses that were to be reimbursed by DB. The LLC Agreement provides that, in the event that DB fails to fund any portion of the total amount is was required to provide in accordance with the terms of the LLC Agreement, the LLC Agreement provides for the recalculation of the parties’ membership interests in ProDava. The Company filed an action in the Supreme Court of the State of New York in New York County (Index No. 656127/2016) to seed to recalculate the ownership percentage of ProDava. DB filed a motion to dismiss and the Company filed an action opposing such motion. The court initially denied the recalculation of the ownership percentage but allowed the Company to proceed to collect monetary damages. Pro Dava and DB filed a counterclaim for breach of contract. The Company believes it has adequate defenses against any claims made by Pro Dava and DB.

On June 19, 2017, the Company received a letter from an attorney for Kiosk Information Systems (“KIS”) demanding payment of $1,272,360 for the balance due on kiosks held by KIS including $231,182 in interest. We are negotiating with KIS. No suit has been filed and the Company has accrued the full amount of the demand from KIS.

On September 5, 2017 the Company received a letter from an attorney representing Rite Aid Hdqtrs. Corp’s (“Rite Aid”), pursuant to which Rite Aid indicated its desire to terminate the Point of Sales Advertising Agreement (“Agreement”) with the Company. The Company is disputing Rite Aid’s ability to terminate the Agreement. Thereafter, on October 16, 2017, the Company initiated an arbitration before JAMS.

Item 4.	Mining. Receivable

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, from September 30, 2016, is quoted on the OTCQB market maintained by the OTC Market Group Inc. under the symbol “PVHO”.

The following table sets forth the high and low bid and offer prices, as reported by OTCQB for the quarters in fiscal years ended June 30, 2017 and 2016:

	High	Low
Fiscal year ended June 30, 2017
Quarter Ended June 30, 2017	$0.082	$0.054
Quarter Ended March 31, 2017	0.120	0.061
Quarter Ended December 31, 2016	0.215	0.080
Quarter Ended September 30, 2016	0.249	0.233

Fiscal year ended June 30, 2016
Quarter Ended June 30, 2016	0.510	0.161
Quarter Ended March 31, 2016	0.288	0.055
Quarter Ended December 31, 2015	0.099	0.061
Quarter Ended September 30, 2015	0.330	0.170

On October 13, 2017, the closing bid quote for the Common Shares was $0.05 per share, and there were approximately 600 holders of record of Common Shares. TranShare Corporation, 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33556, is the transfer agent for the Company’s common shares.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

Dividends

We have never declared or paid any cash dividends on our capital stock.  The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our Board of Directors may consider appropriate.  We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Results of Operations

YEAR ENDED JUNE 30, 2017 COMPARED TO YEAR ENDED JUNE 30, 2016

	2017	2016
REVENUES
Advertising revenues	$332,017	$-
Hardware revenues	110,720	57,710
Hardware revenues – related party	1,196,552	4,313,046
Service related revenues – related party	-	506,695
Software revenues – related party	66,456	136,705
TOTAL REVENUES	1,705,745	5,014,156
COST OF REVENUES	1,922,611	4,488,001
GROSS PROFIT (LOSS)	(216,866)	526,155
EXPENSES
General and administrative	3,162,229	2,153,432
Research and development	300,905	311,798
TOTAL EXPENSES	3,463,134	2,465,230
LOSS FROM OPERATIONS	(3,680,000)	(1,939,075)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	-	(85,960)
Change in fair value of derivative	63,372	18,868
Gain on forgiveness of debt	-	597,312
Loss on settlement of debt	(48,000)	-
Loss on extinguishment of debt	-	(2,865,234)
Amortization of debt and warrant discount and financing costs	(2,468,355)	(913,544)
Other income (expense)	-	2,053
Interest expense	(1,192,145)	(1,017,236)
TOTAL OTHER INCOME (EXPENSE)	(3,645,128)	(4,263,741)
NET LOSS	$(7,325,128)	$(6,202,816)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the years ended June 30, 2017 were $1,705,745, a decrease from $5,014,156 generated in the year ended June 30, 2016. The decrease in revenues was primarily a result in the decrease of revenues from related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the year ended June 30, 2017 the Company had two customers which accounted for more than 10% of the Company’s revenues (74% and 19%, respectively). During the year ended June 30, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (98%).

COST OF REVENUES

Cost of revenues for the year ended June 30, 2017 was $1,922,611 from $4,488,001 incurred in the year ended June 30, 2016. Cost of revenues for the year ended June 30, 2017 was a result of the uncollectability of expenses paid on behalf of ProDava.

OPERATING EXPENSES

The Company incurred $3,463,134 in operating expenses for the year ended June 30, 2017, an increase from $2,465,230 incurred during the year ended June 30, 2017 primarily as a result of a $1,008,797 increase in general and administrative expenses and decrease in research and development expenses by $10,893. General and administrative expenses for the year ended June 30, 2017 increased primarily as a result of accounting and legal costs due to the Company completing several overdue SEC filings and additional travel expenses related to the supervision of the installations of kiosks during the year.

OTHER EXPENSES

The Company had various miscellaneous income and expenses. The largest gain was a gain of $597,312 during the year ended June 30, 2016 on extinguishment of debt of a previously recorded contingency loss after it filed a lawsuit and was awarded a default judgement in its favor from a dispute that started in 2004 with Betacorp Management, Inc.

During the year ended June 30, 2016 the Company recorded a charge of $85,960 for the derivative liability resulting from the Company having insufficient shares for issued and outstanding common stock equivalents. The Company authorized additional shares during the year ending June 30, 2016.

The Company recognized a gain of $63,372 and $18,868 during the years ended June 30, 2017 and 2016, respectively, from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

The Company recorded a $48,000 loss due to the settlement of a debt during the year ended June 30, 2017.

During the year ended June 30, 2016, the Company recorded expense in the amount of $2,865,234 related to the loss on extinguishment of certain debts.

The Company recorded amortization of debt and warrant discounts and financing costs in the amounts of $2,468,355 and $913,544 during the years ended June 30, 2017 and 2016, respectively.

The Company recorded interest expense of $1,192,145, primarily related to convertible notes in the amount of $960,963 as well as interest charged by a vendor for the storage of kiosks in the amount of $231,182, during the year ended June 30, 2017. This is a decrease of $56,273 compared to the interest expense of $1,017,236 recorded during the year ended June 30, 2016.

NET LOSS:

The Company had a net loss of $7,325,128 for the year ended June 30, 2017 compared to net loss of $6,202,816 for the year ended June 30, 2016. The higher net loss for the year ended June 30, 2017 was primarily a result of the gain on forgiveness of debt partially offset by the uncollectability of $320,073 of expenses paid on behalf of ProDava, higher interest expense and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements in this Form 10-K are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at June 30, 2017 of $42,083,390. The Company has negative working capital of $13,165,075 as of June 30, 2017. The largest balances in current liabilities are for current portion of convertible debt, net ($7,216,032) accrued interest ($2,557,435) and unearned revenue ($2,057,607). The Company is in the process of negotiating with noteholders to convert accrued interest into long-term notes to reduce current liabilities and plans to ship goods to reduce the unearned revenue.

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

To raise cash on March 31, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 13,333,339 shares of Company’s common stock with 15 accredited investors (the “Investors”) for an aggregate purchase price of $800,000 at a price of $0.06 per share. Each Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.09 per share and are exercisable for three-years from the date of issuance of the Warrant.  The Warrants are valued at $154,933. Net cash received after fees of $20,000, the warrant valuation of $154,933 and a subscription receivable of $50,000 was $575,067. Additionally, on June 19, 2017, the Company accepted and entered into a Subscription Agreement (the “Subscription Agreement”) for 4,166,666 shares of Company’s common stock with an accredited investor (the “Investor”) for an aggregate purchase price of $250,000 at a price of $0.06 per share. The Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.12 per share and are exercisable for three-years from the date of issuance of the Warrant. The Warrants are valued at $ 37,250. Net cash received was $250,000.

The Company does have $310,749 in cash as of June 30, 2017 as a result of an issuance of convertible debt. The Company has sufficient cash to operate for the next 12 months. Failure to raise additional capital or improve its performance in the next 12 months, however, may cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the year ended June 30, 2017, the Company used $3,497,999 of cash for operating activities compared to a use of $2,461,374 in the year ended June 30, 2016. The increase in cash used for operating activities was due a higher net loss and the use of cash to lower accounts payable and accrued liabilities and the effect of higher accounts receivable due to higher sales. Cash from financing activities was $1,633,205 in the year ended June 30, 2017 compared to cash from financing activities of $4,553,549 in the year ended June 30, 2016. The increase in cash provided by financing activities was primarily due to proceeds from the issuance of convertible notes. During the year ended June 30, 2016, the company used $45,600 in investing activities for the purchase of $27,500 fixed assets and $18,100 of intangible assets.

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

In the best interests of shareholders and to reflect expenses paid on behalf of ProDava, the Company initiated an action against DB in November 2016 seeking declaratory judgment. After the execution of the LLC Agreement, both DB and the Company performed their respective duties. The Company caused numerous kiosks to be manufactured for placement in retail stores in accordance with the PSA, maintained and serviced these kiosks. DB provided funds to ProDava for, the production of kiosks and for expenses incurred by the Company in connection with the maintenance of servicing of the kiosks. In total, DB provided sums totaling $6.5 million. In the first quarter of 2016, DB ceased providing the funding required by the LLC Agreement. DB advised The Company that DB was analyzing information and that it would make a determination as to whether it would continue to provide funding in accordance with the LLC Agreement. The Company has been incurring the reimbursable expenses that were to be reimbursed by DB. The LLC Agreement provides that, in the event that DB fails to fund any portion of the total amount is was required to provide in accordance with the terms of the LLC Agreement, the LLC Agreement provides for the recalculation of the parties’ membership interests in ProDava. The Company filed an action in the Supreme Court of the State of New York in New York County (Index No. 656127/2016) to seed to recalculate the ownership percentage of ProDava. DB filed a motion to dismiss and the Company filed an action opposing such motion. The court initially denied the recalculation of the ownership percentage but allowed the Company to proceed to collect monetary damages. Pro Dava and DB filed a counterclaim for breach of contract. The Company believes it has adequate defenses against any claims made by Pro Dava and DB.

On June 19, 2017, the Company received a letter from an attorney for Kiosk Information Systems (“KIS”) demanding payment of $1,272,360 for the balance due on kiosks held by KIS including $231,182 in interest. We are negotiating with KIS. No suit has been filed and the Company has accrued the full amount of the demand from KIS.

On September 5, 2017 the Company received a letter from an attorney representing Rite Aid Hdqtrs. Corp’s (“Rite Aid”), pursuant to which Rite Aid indicated its desire to terminate the Point of Sales Advertising Agreement (“Agreement”) with the Company. The Company is disputing Rite Aid’s ability to terminate the Agreement. Thereafter, on October 16, 2017, the Company initiated an arbitration before JAMS.

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

On April 19, 2017, the Company issued a $60,000 convertible debenture. The note bears interest at 12%, is due on April 19, 2019 and, is convertible into shares of the Company’s common stock at $0.06 per share. On June 23, 2017, the holder converted the principal of $60,000 and accrued interest of $1,282 into 1,021,367 shares of the Company’ common stock.

On June 19, 2017, the Company accepted and entered into a Subscription Agreement (the “Subscription Agreement”) for 4,166,666 shares of Company’s common stock with an accredited investor (the “Investor”) for an aggregate purchase price of $250,000 at a price of $0.06 per share. The Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.12 per share and are exercisable for three-years from the date of issuance of the Warrant. The Warrants are valued at $37,250. Net cash received was $250,000.

During the year ended June 30, 2017, the Company entered into eleven promissory notes with investors pursuant to which the Company issued eleven promissory notes in the principal amount of $221,500. The notes accrue interest at a rate of 5% per annum and mature in 120 days. As additional consideration, the Company issued the investors 2,925,000 shares of common stock. The value of the stock consideration was limited to the value of the individual promissory notes, for a total of $173,000. The stock consideration was recorded as a discount against the notes. For the years ended June 30, 2017 and 2016, $98,179 and $-0-, respectively, was expensed in the statement of operations as amortization of debt discount related to the notes and show as interest expenses. The unamortized debt discount was $74,821 and $-0- at June 30, 2017 and 2016, respectively.

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

CRITICAL ACCOUNTING POLICIES

Estimates and judgements are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The Company makes estimates and assumptions concerning the future. The resulting accounting estimates will, by definition, seldom equal the related actual results. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year include:

Useful Life of Depreciable Assets – The Company is required to exercise judgment in determining the estimated useful life of depreciable assets. The useful life is determined based on management’s judgement. The useful lives are reviewed on a regular basis to determine that the useful life is consistent with current economic events and historical events.

Share-based Payments and Warrants – The Company is required to exercise judgment in calculating the fair value of share based payments and warrants. The fair value calculation includes several inputs that are subject to management’s judgement. Management reviews these inputs on a regular basis to determine that the values used in the calculation are consistent with current economic events and historical events.

Conversion Feature and Warrant Derivative Liability – The Company is required to exercise judgment in calculating the fair value of the conversion feature and warrant derivative liability. The fair value calculation includes several inputs that are subject to management’s judgement. Management reviews these inputs on a regular basis to determine that the values used in the calculation are consistent with current economic events and historical events.

Contingent Liabilities - The Company is required to make judgments about contingent liabilities including the probability of pending and potential future litigation outcomes that, by their nature, are dependent on future events that are inherently uncertain. In making its determination of possible scenarios, management considers the evaluation of outside counsel knowledgeable about each matter, as well as known outcomes in case law.

Income Taxes - Significant judgement is involved in determining the Company’s provision for income taxes, including any valuation allowance on deferred income tax assets. There are certain transactions and computations for which the ultimate tax determination is uncertain during the normal course of business. The Company recognizes liabilities for expected tax issues based upon estimates of whether additional taxes will be due. Where the final outcome of these matters is different from the amounts that were initially recognized, such difference will impact the income tax and deferred tax positions in the year in which such determination is made.

Going Concern - The Company is required to exercise judgement in determining the going concern analysis. The going concern analysis is determined based on management’s future projected cash flows, management judgement, and future projected financings. Management reviews these inputs on a regular basis based on current and historic events.

Impairment of Long-Lived Assets - The Company is required to exercise judgement in evaluating the recoverability of the carrying value of long-lived assets, both tangible and intangible assets. The Company evaluates the current events of the Company and business and market conditions. Management reviews these events on a regular basis to determine if any events or circumstances have changed.

Accounts Receivable. Accounts receivable are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. After management has exhausted all collection efforts, management writes off receivables and the related reserve. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventories for indications of slow movement and obsolescence and records an allowance when it is deemed necessary.

Revenue Recognition. The Company recognizes gross sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. It recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). Revenue from licensing, distribution and marketing agreements is recognized over the term of the contract. Revenue from the sale of hardware is recognized when the product is complete and the buyer has accepted delivery. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Unearned Revenue. The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,057,607 and $3,419,616 as of June 30, 2017 and 2016, respectively as deferred revenue.

Significant Customers. During the year ended June 30, 2017 the Company had two customers which accounted for more than 10% of the Company’s revenues (74% and 19%, respectively). During the year ended June 30, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (98%). As of June 30, 2016, the Company had no accounts receivable balance. As of June 30, 2017, the Company had no accounts receivable balance.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Derivative liability – June 30, 2017	$408,286	$-	$-	$408,286
Derivative liability – June 30, 2016	$188,128	$-	$-	$188,128

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), deferring the effective date of this standard. As a result, the ASU and related amendments will be effective for the Company for its fiscal year beginning July 1, 2018, including interim periods within that fiscal year. Early adoption is permitted, but not before the original effective date of the ASU, August 1, 2017.

Subsequently, the FASB issued ASU No. 2016-08, Principal Versus Agent Consideration (or Reporting Revenue Gross versus Net) (“ASU 2016-08”) in March 2016, ASU No. 2016-10, Identifying Performance Obligations and Licensing in April 2016, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients in May 2016. These amendments clarified certain aspects of Topic 606 and have the same effective date as ASU 2014-09.

The Company will adopt these ASUs (collectively, Topic 606) on July 1, 2018. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (the “Full Retrospective Method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the “Modified Retrospective Method”). The Company currently intends to apply the Modified Retrospective Method.

The Company is still evaluating the potential impact of Topic 606 on its revenue recognition policy and practices and has concluded that Topic 606 will impact the pattern of its revenue recognition associated with its contracts with customers. In conjunction with its evaluation of this new standard, the Company may need to revise its contracting practices and amending existing agreements with certain customers. Since fiscal 2016, a substantial majority of new contracts feature a longer than one year initial term.

The Company continues to evaluate the other potential impacts that Topic 606 will have on its consolidated financial statements, internal controls, business processes, and information technology systems including, for example, how to account for commission expense and revenue models acquired from recent acquisitions.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718) (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning August 1, 2018. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that arc designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2017:

Resources: As of June 30, 2017, we had eight full-time employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.

(b)  Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of June 30, 2017 were as follows:

Name	Age	Position
Curt Thornton	61	Chief Executive Officer, Chairman, President, and Director(1)
Robert Ostrander	63	Vice President, Sales, Business Development, Secretary and Director
Jon Corfino	59	Director

(1)	As of September 18, 2017, Curt Thornton is serving as the Company’s Chief Operating Officer and has stepped down as Chief Executive Officer and President. The positions will be filled by Mark Leonard.

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Curt Thornton

Curt Thornton was chief executive officer, president, chairman and a director of the Company since Mach 2008 and as of September 18, 2017, was elected as the Company’s chief operating officer. Mr. Thornton is the founder of ProVision and has been chief executive officer, president, chairman and director of ProVision since our inception in December 2000.  Mr. Thornton has over 20 years of international executive experience in operations, manufacturing, engineering and sales driven companies. He has held senior executive positions at Iwerks Entertainment Corp., Northern Telecom and Tandon Computers. Mr. Thornton earned an MBA from Pepperdine University and a Bachelor’s degree in Engineering from Western Illinois University.  Mr. Thornton’s executive experience provides value to the Board of Directors.

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

Jon Corfino

Jonathan Corfino has been a director of the Company since March 2008. Mr. Corfino has been a director of ProVision since 2003. Mr. Corfino is a senior executive with 20 years’ experience in the theme park, location-based and interactive entertainment industry. Mr. Corfino is the founder of Attraction Media & Entertainment, Inc. and has been its chief executive officer since 2001. Mr. Corfino was president, location-based entertainment for Stan Lee Media, Inc. from 1999 to 2000. He was senior vice president in charge of production at Iwerks Entertainment, from 1993 to 1999, where he supervised the production and/or acquisition of over 30 specialty films for Simulation, Attraction and Large Format venues. Prior to Iwerks, from 1978 to 1991, Mr. Corfino worked in the Planning and Development group at MCA/Universal as a Project Manager. He was directly involved in the creative development and construction of a variety of projects and attractions, including “The Star Trek Adventure”, “Back to the Future - The Ride”, “ET the Extraterrestrial” and studio center expansion plus special effects stages. Mr. Corfino holds a Bachelor of Arts degree from UCLA.  Mr. Corfino’s experience with media companies and ventures provides value to the Board of Directors.

Mark Leonard

Mark Leonard has been the Chief Executive Officer and President of the Company since September 18, 2017. Mr. Leonard’s experience spans nearly 25 years and encompasses a variety of industries, including computer software, retail and prepaid payment solutions. He most recently served as Executive Vice President of Business Development/ Sales and Trade Marketing at InComm, Inc., a leader in prepaid and payment solutions, where he developed and led new revenue opportunities, ran all existing retail channels, and contributed to the firm’s mergers and acquisitions activities. Previously, he spent five years at Blackhawk Networks, a publicly traded company that serves as the leader in the prepaid, gift card and payment industries, where he held the position of Group Vice President of Alliances at Blackhawk Network, overseeing both new and existing retail business across the US. Prior to Blackhawk, he served as President and Executive Vice President and of Astoria Software, a database management software company. He currently serves on the Advisory Board of KargoCard, China’s largest prepaid card company. Prior to his distinguished business career, Mark played baseball professionally for over 10 years.

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

For the fiscal year ending June 30, 2017, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2017 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year Ended June 30,	Salary ($)(1)	Bonus ($)	All Other Compensation ($)	Total ($)
Curt Thornton	2017	144,000			144,000
Chief Executive Officer and	2016	144,000	-	-	144,000
Principal Financial Officer (2)	2015	144,000	-	-	144,000

Robert Ostrander	2017	125,000			125,000
Vice President, Sales and	2016	125,000	-	-	125,000
Business Development	2015	125,000	-	-	125,000

Jeff Vrachan	2017	125,000			125,000
Vice President Engineering	2016	125,000	-	-	125,000
Chief Technology Officer	2015	125,000	-	-	125,000

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

(2)	As of September 18, 2017, Curt Thornton is serving as the Company’s Chief Operating Officer and has stepped down as Chief Executive Officer and President. The positions will be filled by Mark Leonard.

Director Compensation

On August 17, 2017, the Company issued 8,899,908 stock options to employees and board members in consideration for performance goals and board remuneration. The options have an exercise price of $0.045 and a term of five years.

Employment Contracts, Termination of Employment and Change in Control

Curt Thornton, Robert Ostrander, and Jeff Vrachan have all entered into Employment Agreements, dated May 30, 2006.

Mark Leonard entered into an Employment Agreement providing for a salary of $144,000, the right to be reimbursed for health care and severance for termination without cause and resignation with cause, dated September 18, 2017. The Employment Agreement is incorporated in this Annual Report as Exhibit 10.13.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 13, 2017 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Curt Thornton	7,075,200	5.2%
Robert Ostrander	2,725,000	2.0%
Jon Corfino	325,000	0.2%
All officers and directors as a group (3 persons owning stock)	10,125,200	7.4%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Provision Holding, Inc. 9253 Eton Avenue, Chatsworth, California 91311.

(2)	Applicable percentage ownership is based on 137,218,206 shares of common stock outstanding as of October 13, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of October 13, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

For the years ended June 30, 2017 and 2016 total revenue includes $1,263,008 and $4,956,446, respectively, revenue from a related party. Also, total unearned revenue as of June 30, 2017 of $2,057,607 includes $1,256,607 advance for sales order received from a related party.

Transactions with Officers and Directors

On December 30, 2015, the Company entered into a Purchase Agreement with Curt Thornton, the Company’s President and Chief Executive Officer for the sale of 1,000 shares of “Super Voting Preferred Stock – Series A” for $0.10 per share and the closing price of the Company’s Common Stock was $0.08 per share, as reported on the Over-the-Counter Markets (OTCQB) on the date prior to the date the Board approved the transaction. The Series A Preferred Shares does not have a dividend rate or liquidation preference and are not convertible into shares of common stock. The shares of the Series A Preferred Stock shall be automatically redeemed by the Company at $0.10 per share on the first to occur of the following triggering events: (i) 90 days following the date on which this Certificate of Designation is filed with the Secretary of State of Nevada or (ii) on the date that Mr. Thornton ceases, for any reason, to serve as officer, director or consultant of the Company. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote in an amount equal to 51% of the total vote (representing a majority voting power) effecting an increase in the authorized common stock of the Company. Such vote shall be determined by the holder(s) of the then issued and outstanding shares of Series A Preferred Stock. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the Series A Preferred Stock, will have the right to vote an aggregate of 10,408 shares, out of a total number of 20,408 shares voting. The adoption of the Series A Preferred Stock and its issuance to Mr. Thornton was taken solely to allow the Company to increase the Company’s authorized shares of common stock. As a result, the Company determined that there was no recorded a preferred stock control premium for the Preferred Stock – Series A that was issued to Mr. Thornton. The rights and preferences of the shares are described in Note 12 Equity. During the period ended December 31, 2016, the Company repurchase the said 1,000 Preferred Stock at par value of $100. Preferred shares issued and outstanding at June 30, 2017 were Nil.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our consolidated financial statements for the fiscal years ended June 30, 2017 and 2016 were audited by RBSM LLP.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by RBSM LLP

The following is a summary of the fees for professional services rendered by RBSM LLP for the years ended June 30, 2017 and 2016.

Fee Category	2017	2016
Audit fees	$108,600	$68,250
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$108,600	$68,250

Audit fees. Audit fees represent fees for professional services performed by RBSM LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. We did not incur any other fees for services performed by RBSM LLP, other than the services covered in “Audit Fees” for the fiscal years ended June 30, 2017 or 2016.

Tax Fees. We did not incur any fees for tax services performed by RBSM LLP.

Other fees. RBSM LLP did not receive any other fees during for the fiscal years ended June 30, 2017 or 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation of MailTec, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008)
3.1.1	Certificate of Amendment to Articles of Incorporation of Provision Holding, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2016)
3.1.2	Certificate of Amendment to Articles of Incorporation of Provision Holding, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2016)
3.2	Restated Bylaws of Provision Holding, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008)
4.1	Series A Certificate of Designation of Provision Holding, Inc. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2016)
10.1	Agreement and Plan of Merger by and among MailTec, Inc., ProVision Merger Corp and Provision Interactive Technologies, Inc. (previously filed as an exhibit to Amendment No.1 to Form 8-K filed with the Securities and Exchange Commission on March 3, 2008)
10.2	Amended and Restated Agreement and Plan of Merger by and among MailTec, Inc., ProVision Merger Corp and Provision Interactive Technologies, Inc. (previously filed as an exhibit to Amendment No. 2 to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008)
10.3	Employment Agreement, dated June 13, 2014, by and between Provision Interactive Technologies, Inc. and Curt Thornton.*
10.4	Employment Agreement, dated June 13, 2014, by and between Provision Interactive Technologies, Inc. and Robert Ostrander.*
10.5	Employment Agreement, dated May 30, 2006, by and between Provision Interactive Technologies, Inc. and Jeff Vrachan (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
10.6	Marketing Agreement, dated February 28, 2007, by and between Intel Corporation and Provision Interactive Technologies, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
10.7	Convertible Promissory Note of Provision Holding, Inc. (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2016)
10.8	12% Senior Secured Convertible Promissory Note of Provision Holding, Inc. (previously filed as an exhibit to Form 10-Q filed with the Securities and Exchange Commission on May 24, 2016)
10.9	Limited Liability Company Agreement of ProDava 3D, LLC, a Delaware Limited Liability Company, dated June 30, 2014 (incorporated by reference to the Form 10-Q, as filed with the Securities and Exchange Commission on February 16, 2016).
10.10	License Agreement, by and between Provision Holding, Inc. and ProDava 3D, LLC, dated June 30, 2014 (incorporated by reference to the Form 10-Q, as filed with the Securities and Exchange Commission on February 16, 2016).
10.11	Form of Subscription Agreement (including the Warrant), by and between Provision Holding, Inc. and various purchasers (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2017).
10.12	Five-year Strategic Alliance Agreement between Coinstar, LLC and Provision Holding, Inc., dated June 15, 2019 (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2017).
10.13	Employment Agreement, dated September 18, 2017, by and between Provision Holding, Inc. and Mark Leonard (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2017).
10.14	Subordinated Promissory Note between the Company and the Holder for $500,000, dated September 13, 2017 (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2017).
16.1	Letter from Jasper & Hill, PC, dated April 30, 2008 (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2008)
21	List of Subsidiaries (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).
31.1	Certifications Pursuant to Securities Exchange Act Rule 13a-14(a)\15d-14(a)*
32.1	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
99.1	Pro forma financial information (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008).

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

101 Larkspur Landing Circle Suite 321 Larkspur, CA 94939 415-448-5061 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Provision Holding, Inc.

Chatsworth, CA 91311

We have audited the accompanying consolidated balance sheet of Provision Holding, Inc. and its subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provision Holding, Inc. at June 30, 2017 and 2016 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of June 30, 2017, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

Larkspur, California

October 13, 2017

New York City, Washington DC, San Francisco, CA, Las Vegas, NV Athens, GRE, Beijing, CHN, Mumbai and Pune IND

Member of ANTEA Alliance with affiliated offices worldwide

FINANCIAL STATEMENTS

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND 2016

	2017	2016
ASSETS
CURRENT ASSETS
Cash	$310,749	$2,175,543
Inventory, net	2,201,759	3,521,739
Prepaid expenses	196,240	592,769
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	2,711,748	6,293,051

PROPERTY AND EQUIPMENT, net of accumulated depreciation	17,569	26,736

INTANGIBLES, net of accumulated amortization	170,229	172,725

TOTAL ASSETS	$2,899,546	$6,492,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,753,444	$2,651,657
Payroll taxes, interest and penalties	663,840	590,799
Accrued interest	2,557,435	2,476,036
Unearned revenue	2,057,607	3,419,616
Debt settlement payable	-	16,795
Derivative liability	408,286	188,128
Current portion of convertible debt, net of unamortized debt discount of $660,141 and $16,980 and net of unamortized warrant discount of $79,783 and $-0- and net of financing costs of $322,229 and $-0-, respectively	7,216,032	609,905
Notes payable, net of unamortized debt discount of $74,821 and $-0-, respectively	220,179	90,000

TOTAL CURRENT LIABILITIES	15,876,823	10,042,936

CONVERTIBLE DEBT, net of current portion and unamortized debt discount of $-0- and $1,291,892 and net of unamortized warrant discount of $-0- and $363,663 and net of financing costs of $-0- and $1,287, 109, respectively	-	5,805,466
Nonconvertible series A preferred stock, related party	-	100

TOTAL LIABILITIES	15,876,823	15,848,502

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Designated 1,000 Series A preferred stock, Issued and outstanding – Nil and 1,000 shares, respectively	-	-
Common stock, par value $0.001 per share Authorized –300,000,000 shares - issued and outstanding – 134,431,613 and 89,242,624, respectively	134,432	89,242
Common stock to be issued for services, par value $0.001 per share, 641,667 and 1,249,998, respectively	34,250	262,166
Additional paid-in capital	28,987,431	25,100,864
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(42,083,390)	(34,758,262)

TOTAL STOCKHOLDERS’ DEFICIT	(12,977,277)	(9,355,990)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,899,546	$6,492,512

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016
REVENUES
Advertising revenues	$332,017	$-
Hardware revenues	110,720	57,710
Hardware revenues – related party	1,196,552	4,313,046
Service related revenues – related party	-	506,695
Software revenues – related party	66,456	136,705
TOTAL REVENUES	1,705,745	5,014,156
COST OF REVENUES	1,922,611	4,488,001
GROSS (LOSS) PROFIT	(216,866)	526,155
EXPENSES
General and administrative	3,162,229	2,153,432
Research and development	300,905	311,798
TOTAL OPERATING EXPENSES	3,463,134	2,465,230
LOSS FROM OPERATIONS	(3,680,000)	(1,939,075)
OTHER INCOME (EXPENSE)
Derivative liability expense – insufficient shares	-	(85,960)
Change in fair value of derivative	63,372	18,868
Gain on forgiveness of debt	-	597,312
Loss on settlement of debt	(48,000)	-
Loss on debt extinguishment	-	(2,865,234)
Amortization of debt and warrant discount and financing costs	(2,468,355)	(913,544)
Other income	-	2,053
Interest expense	(1,192,145)	(1,017,236)
TOTAL OTHER EXPENSE	(3,645,128)	(4,263,741)
LOSS BEFORE INCOME TAXES	(7,325,128)	(6,202,816)
Income tax expense	-	-
NET LOSS	$(7,325,128)	$(6,202,816)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.07)	$(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	105,726,140	80,098,932

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	Preferred A Stock		Common Stock		Additional Paid-in	Shares to be	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Stock	Deficit	Deficit
Balance June 30, 2015	-	-	75,483,456	75,483	19,087,584	-	(50,000)	(28,555,446)	(9,422,379)
Issuance of common stock on conversion of debt and accrued interest	-	-	9,781,375	9,781	851,737	-	-	-	861,518
Issuance of common stock for services received	-	-	1,953,333	1,954	246,979	262,166	-	-	511,099
Issuance of common stock for warrants	-	-	1,399,460	1,399	(1,399)	-	-	-	-
Issuance of common stock in conjunction with warrant exercise for cash	-	-	625,000	625	24,375	-	-	-	25,000
Issuance of preferred A shares for services received	1,000	-	-	-	-	-	-	-	-
Derivative liability reclass to additional paid in capital upon share increase	-	-	-	-	85,960	-	-	-	85,960
Derivative liability reclass to additional paid in capital upon notes conversion	-	-	-	-	182,701	-	-	-	182,701
Fair value of warrants issued for finance costs	-	-	-	-	567,761	-	-	-	567,761
Fair value of warrants issued for deferred finance cost	-	-	-	-	685,250	-	-	-	685,250
Fair value of warrants issued in connection with convertible notes	-	-	-	-	19,183	-	-	-	19,183
Debt discount on convertible notes	-	-	-	-	1,310,900	-	-	-	1,310,900
Debt modification expenses	-	-	-	-	2,039,833	-	-	-	2,039,833
Net loss for the year ended June 30, 2016	-	-	-	-	-	-	-	(6,202,816)	(6,202,816)
Balance, June 30, 2016	1,000	$-	89,242,624	$89,242	$25,100,864	$262,166	$(50,000)	$(34,758,262)	$(9,355,990)
Issuance of common stock on conversion of debt and accrued interest	-	-	19,544,767	19,545	1,733,256	-	-	-	1,752,801
Issuance of common stock for services received	-	-	4,660,605	4661	715,106	(254,166)	-	-	465,601
Issuance of common stock in conjunction with promissory notes as financing costs	-	-	2,925,000	2,925	170,075	-	-	-	173,000
Issuance of common stock for cash, net	-	-	17,500,005	17,500	857,567	-		-	875,067
Relative fair value of warrants issued with stock for cash	-	-	-	-	154,933	-	-	-	154,933
Issuance of options for services received	-	-	-	-	16,909	-	-	-	16,909
Common stock issued for debt settlement	-	-	400,000	400	47,600	-	-	-	48,000
Common stock to be issued for services	-	-	-	-	-	26,250	-	-	26,250
Issuance of warrants and common stock issued upon exercise of warrants	-	-	158,612	159	30,467	-	-	-	30,626
Debt discount on convertible notes	-	-	-	-	34,944	-	-	-	34,944
Derivative liability reclass to additional paid in capital upon notes conversion	-	-	-	-	125,710	-	-	-	125,710
Repurchase of preferred stock	(1,000)	-	-	-	-	-	-	-	-
Net loss for the year ended June 30, 2017	-	-	-	-	-	-	-	(7,325,128)	(7,325,128)
Balance, June 30, 2017	-	$-	134,431,613	$134,432	$28,987,431	$34,250	$(50,000)	$(42,083,390)	$(12,977,277)

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,325,128)	$(6,202,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	491,851	511,198
Loss on debt settlement	48,000	-
Debt modification expenses	-	2,865,234
Gain on forgiveness of debt	-	(597,312)
Inventory write-down	32,515	-
Depreciation expense	9,167	764
Amortization	2,496	2,496
Amortization of prepaid financing cost	993,380	514,207
Amortization of prepaid expenses	396,529	-
Amortization of debt discount	1,086,760	195,239
Amortization of warrant discount	283,880	204,098
Fair value of options expense	16,909	-
Fair value of warrants expense	30,626	-
Change in the fair value of derivative liability	(63,372)	(18,868)
Derivative liability expense – insufficient shares	-	85,960
Non-cash interest expenses	104,334	275,041
Changes in operating assets and liabilities:
Accounts receivable	-	76,305
Inventory	1,287,465	(2,044,472)
Prepaid expenses	-	(592,769)
Prepaid financing costs	-	(93,246)
Accounts payable and accrued liabilities	101,787	648,068
Preferred stock liability	(100)	-
Payroll taxes, interest and penalties	73,041	(64,647)
Accrued interest	293,870	468,350
Unearned revenue	(1,362,009)	1,305,796
NET CASH USED IN OPERATING ACTIVITIES	(3,497,999)	(2,461,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(27,500)
Purchase of intangible assets	-	(18,100)
NET CASH USED IN INVESTING ACTIVITIES	-	(45,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of fees	415,000	4,775,469
Payments on debt settlement	(16,795)	(201,420)
Proceeds from promissory notes	221,500	-
Proceeds from the sale of common stock, net of fees	1,030,000	-
Payments on convertible notes payable	-	(45,500)
Payments on promissory notes	(16,500)
Stock issued for cash in conjunction with warrant exercise	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,633,205	4,553,549

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,864,794)	2,046,575

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	2,175,543	128,968

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$310,749	$2,175,543

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$666,548	$254,444
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$1,752,801	$861,518

Debt discount on convertible notes	$34,944	$1,425,555

Fair value of warrant issued for debt discount and deferred financing cost	$-	$1,272,194

Derivative liability expense – insufficient shares	$-	$85,960

Common stock to be issued now issued	$254,166	$-

Initial derivative liability on the notes issuance date	$409,240	$389,697

Derivative liability reclass into additional paid in capital upon notes conversion	$125,710	$182,701

Proceed from convertible notes directly paid to accounts payable balance	$-	$96,581

Re-class accrued interest into convertible debt	$-	$368,947

Stock issued in conjunction with cashless warrant exercise	$159	$-

Stock issued in conjunction with promissory notes accounted for as financing costs	$173,000	$-

The accompanying notes are an integral part of these consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

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

Going Concern and Management Plans

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at June 30, 2017 of $42,083,390. The Company has negative working capital of $13,165,075 as of June 30, 2017. Additionally, the Company has approximately $8,573,185 convertible debt and promissory notes currently due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Principles of Consolidation and Reporting

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company’s significant accounting policies during the year ended June 30, 2017 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Basis of comparison

Certain prior-period amounts have been reclassified to conform to the current period presentation. None of the reclassification had an impact on net loss or shareholder equity.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of June 30, 2017 and 2016, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Impairment of Long-Lived Assets

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. There was no impairment loss recognized during the years ended June 30, 2017 and 2016.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. There was no impairment loss recognized during the years ended June 30, 2017 and 2016.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

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

The Company amortizes is intangible assets using the straight-line method with estimated useful lives of 80 years. For federal income tax purposes, amortization is computed using the straight-line method.

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as a component of Costs of Revenues in the Statement of Operations.

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,057,607 and $3,419,616 as of June 30, 2017 and 2016, respectively as unearned revenue.

Significant Customers

During the year ended June 30, 2017, the Company had two customers which accounted for more than 10% of the Company’s revenues (74% and 19%, respectively). During the year ended June 30, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (98%). As of June 30, 2016, the Company had no accounts receivable balance. As of June 30, 2017, the Company had no accounts receivable balance.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the years ended June 30, 2017 and 2016, the Company incurred $300,905 and $311,798, respectively for research and development expense which are included in the consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

The following table provides a summary of the carrying value of the Company’s Promissory Notes, as of June 30, 2017:

Balance at June 30, 2015	$3,112,943
Issuance of notes	5,417,800
Deferred financing and debt and warrants discount on convertible notes	(3,336,746)
Debt increase due to modification	825,401
Accretion of debt and warrant discount and prepaid financing costs	913,544
Re-class to accrued interest and customer deposit into convertible notes payable	368,947
Issuance of shares of common stock for convertible debt	(859,018)
Payments on convertible notes payable	(27,500)
Balance at June 30, 2016	$6,415,371
Issuance of notes – net of financing costs	415,000
Deferred financing and debt and warrants discount on convertible notes	(304,906)
Debt discount on convertible notes	(34,944)
Accretion of debt and warrant discount and prepaid financing costs	2,265,841
Issuance of shares of common stock for convertible debt	(1,540,330)
Balance June 30, 2017	$7,216,032

There is no active market for the debt and the fair value was based on the delayed payment terms, the warrants issued as consideration of the debt issuance, the interest rate and the common stock issued as consideration of the debt issuance in addition to other facts and circumstances at the end of June 30, 2017 and 2016. The Company did not recognize a gain or loss on the valuation of debt during the years ended June 30, 2017 and 2016.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Derivative liability – June 30, 2017	$408,286	$-	$-	$408,286
Derivative liability – June 30, 2016	$188,128	$-	$-	$188,128

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

FOR THE YEAR ENDED JUNE 30, 2017

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2015.	$–
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	389,697
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Change in fair value of derivative at period end	(18,868)
Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(125,710)
Initial measurement at issuance date of the notes	409,240
Change in fair value of derivative at year end	(63,372)
Balance June 30, 2017	$408,286

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

The Company records uncertain tax positions when they become evident. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company did not identify any uncertain tax positions as of June 30, 2017. The Company remains subject to examination by the Federal and State tax authorities since inception through June 30, 2017.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2017, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 116,551,949 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	333,333
Options vested and outstanding	-
Convertible debt and notes payable including accrued interest	14,326,286

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

FOR THE YEAR ENDED JUNE 30, 2017

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

FOR THE YEAR ENDED JUNE 30, 2017

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

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)” was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

In January 2017, the FASB issued ASU 2017-04 which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for an interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company does not anticpate any material impact from the adoption of ASU 2017-04 on its results of operations, statement of financial position or financial statement disclosures.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09).” ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of its adoption of this standard on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company has not yet determined the effect that ASU 2017-11 will have on its results of operations, statement of financial position or financial statement disclosures.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

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

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not have any significant impact upon adoption.

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

FASB ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” was issued in August 2015 which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company did not have any significant impact upon adoption.

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

FOR THE YEAR ENDED JUNE 30, 2017

NOTE 2	INVENTORY

Inventory consists of raw materials; work in process and finished goods. The Company’s inventory is stated at the lower of cost or market on a First-in-First out basis.

The carrying value of inventory consisted of the following:

	June 30, 2017	June 30, 2016

Raw materials	$30,227	$26,619
Finished goods	2,328,897	3,652,485
	2,359,124	3,679,104
Less Inventory reserve	(157,365)	(157,365)
Total	$2,201,759	$3,521,739

At June 30, 2017 and 2016, the inventory reserve remained unchanged, respectively.

NOTE 3	PREPAID EXPENSES

During the year ended June 30, 2017, the Company prepaid certain expenses related to software licensing fees. At June 30, 2017 and 2016, $196,240 and $592,769, respectively, of these expenses remains to be amortized over the useful life through October 2017.

NOTE 4	PROPERTY and EQUIPMENT, net

Property and equipment consists of the following:

	June 30, 2017	June 30, 2016

Furniture and fixtures	$12,492	$12,492
Computer equipment	39,180	39,180
Equipment	4,493	4,493
	56,165	56,165
Less accumulated depreciation	(38,596)	(29,429)
Total	$17,569	$26,736

The aggregate depreciation charge to operations was $9,167 and $ 764 for years ended June 30, 2017 and 2016, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 5	PREPAID FINANCING COSTS

The Company pays financing costs to consultants and service providers related to certain financing transactions. The financing costs are then amortized over the respective life of the financing agreements. As such, the Company has unamortized prepaid financing costs of $322,229 and $1,287,109 at June 30, 2017 and 2016, respectively. Prepaid financing costs are presented with the net convertible debt as appropriate.

The aggregate amortization of prepaid financing cost charged to operations was $993,380 and $514,207 for years ended June 30, 2017 and 2016, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

NOTE 6	INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	June 30, 2017	June 30, 2016

Patents in process	$142,116	$142,116
Patents issued	58,037	58,037
	200,153	200,153

Less accumulated amortization	(29,924)	(27,428)

Total	$170,229	$172,725

The aggregate amortization expense charged to operations was $2,496 and $2,496 for years ended June 30, 2017 and 2016, respectively. The amortization policies followed by the Company are described in Note 1.

As of June 30, 2017, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2018	$2,496
June 30, 2019	2,496
June 30, 2020	2,496
June 30, 2021	2,496
June 30, 2022	2,496
Thereafter	157,749

Total	$170,229

NOTE 7	DEBT SETTLEMENT

During February 2015, the Company settled with a convertible note holder to repay the principal and accrued interest due with an interest free scheduled payment plan. On the date of the settlement the principal and accrued interest had a total value of $333,563. The scheduled payment plan calls for payments totaling $260,000. Accordingly, the Company recorded $73,563 of gain on debt extinguishment in June 2015. The Company repaid $16,795 on this debt during the year ended June 30, 2017. The remaining balance is $-0- and $16,795 at June 30, 2017 and 2016, respectively.

During January 2017, the Company settled a prior debt. According to the settlement agreement, the Company is required to issue 400,000 shares of common stock to the recipient. The shares were valued at $48,000 and the Company has recorded the same as expense in the statement of operations for the year ended June 30, 2017.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

NOTE 8	CONVERTIBLE DEBT

Convertible debt consists of the following:

	June 30, 2017	June 30, 2016

Convertible notes payable, annual interest rate of 10% to 12%, due dates range from May 2010 to February 2019 and convertible into common stock at a rate of $0.04 to $1.00 per share. $1,306,855 of these notes are in default.	$7,528,185	$8,625,015
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017.	750,000	750,000
Unamortized prepaid financing costs	(322,229)	(1,287,109)
Unamortized warrants discount to notes	(79,783)	(363,663)
Unamortized debt discount	(660,141)	(1,308,872)
	7,216,032	6,415,371
Less current portion	(7,216,032)	(609,905)
Convertible debt, net of current portion and debt discount	$-	$5,805,466

During the year ended June 30, 2017 holders of the Notes converted $1,752,801 including accrued interest value into 19,544,767 shares of the Company's common stock. The determined fair value of the debt derivatives of $125,710 was reclassified into equity during the year ended June 30, 2017.

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

On or after six months from the original issue date, the Subscriber will have the right, at the Subscriber’s option, to convert all or any portion of the principal and any accrued but unpaid interest into shares of the Company’s Common Stock at a Conversion Price of $0.10. The Conversion Price may be adjusted for any merger, stock split or dividend. Interest shall be payable at the rate of 12% per annum and shall be due and payable quarterly, in arrears, with the initial interest payment due September 30, 2015 (from the date of issuance), and continuing thereafter on each successive December 31, March 31, June 30 and September 30 and of each year. Standard events of default such as failure to pay interest or principal on the Notes, failure to convert the Notes, and certain events related to insolvency. The Exercise Price of each Warrant is $0.15 per share. Each Warrant expires five years after issuance. The Exercise Price may be adjusted for any merger, stock split or dividend.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

The Company allocated the proceeds from the sale of the above promissory notes and related warrants based on the relative fair values at the time of issuance with the proceeds allocated to the warrants accounted for as additional paid-in-capital. The detachable Warrants were valued at $567,761 using Black- Scholes model, as the fair value of convertible promissory notes on commitment date was $567,761. The effective conversion price is calculated, which is lower than the stock price on issuance dates, and therefore, the Company determined that the instrument’s effective conversion price was in-the-money at the instrument’s commitment date (a “beneficial conversion feature”). The intrinsic value of the conversion option (beneficial conversion feature) is $1,310,900, and the Company recorded $1,310,900 beneficial conversion feature to additional paid in capital.

During the year ended June 30, 2016 the certain holders of the Note converted $579,500 including accrued interest value into 6,961,195 shares of the Company’s common stock.

On May 6, 2016, the Company exchanged a debenture with an unpaid principal amount of $195,000 and unpaid interest of $94,839 for $7,821 in cash, a 12% Senior Secured Convertible Promissory Note for $282,018 convertible into the Company’s common stock at $0.10 per share and a warrant to purchase 564,036 shares of the Company’s common stock at $0.15 per share which expires on May 6, 2021. The Company determined fair value of new debt $535,834 and fair value of warrants $91,317 as a result was recorded $345,133 as a loss on debt extinguishment during the year ended June 30, 2016. On June 30, 2016 the holder of the Note converted $282,018 full face value into 2,820,180 shares of the Company’s common stock. The balance on the Note as of June 30, 2016 is $-0-.

On June 30, 2016, the Company entered into an agreement, effective May 18, 2016, to exchange promissory notes held by two noteholders for promissory notes and warrants. The original notes (“Original Notes”) had a principal balance of $140,000 with accrued interest of $84,599, subject to a substantial increase if default provisions of the Original Notes, which the Company disputed, were applied. The principal and interest total of $224,599, subject to a substantial increase if default provisions of the Original Notes which the Company disputed were applied was convertible at $0.03 per share. The Original Notes were exchanged for promissory notes (“New Notes”) with a conversion price of $0.10 per share and interest rate of 12% and a principal balance of $1,050,000, a discount to the mandatory default amount of the Original Notes claimed by the noteholders, which the Company disputed,. The holders of the New Notes will also receive warrants to purchase the Company’s common stock, equal to 20% of the initial convertible amount of the New Notes, at an exercise price of $0.15 per share. The Company determined fair value of new debt $2,310,000 and fair value of warrants $434,700 as a result was recorded $2,520,100 as a loss on debt extinguishment during the year ended June 30, 2016. The balance on the Note as of June 30, 2016 is $1,050,000 ($825,401 increase in principal notes balance was included in loss on debt extinguishment).

For the years ended June 30, 2017 and 2016, $283,880 and $204,098 were expensed in the statement of operation as amortization of warrant discount and shown as interest expenses, respectively. For the years ended June 30, 2017 and 2016, $988,581 and $195,239 was amortized of debt discount and shown as interest expenses, respectively.

The aggregate amortization of prepaid financing cost charged to operations was $993,380 and $514,207 for years ended June 30, 2017 and 2016, respectively.

Accrued and unpaid interest for convertible notes payable at June 30, 2017 and 2016 was $2,525,362 and $2,449,508, respectively.

For the years ended June 30, 2017 and 2016, $924,890 and $586,306, was charged as interest on debt and shown as interest expenses, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

NOTE 9	DERIVATE LIABILITY

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

During the year ended June 30, 2017, the above note was fully converted into shares and hence, now onwards no further derivative liability needs to accrue related to this note.

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

FOR THE YEAR ENDED JUNE 30, 2017

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

On April 19, 2017, the Company issued a $60,000 convertible debenture. The note bears interest at 12%, is due on April 19, 2019 and, is convertible into shares of the Company’s common stock at $0.06 per share along with 200,000 warrants issued. The Exercise Price of each Warrant is $0.09 per share. Each Warrant expires five years after issuance. The Exercise Price may be adjusted for any merger, stock split or dividend.

The Company allocated the proceeds from the sale of the above promissory notes and related warrants based on the relative fair values at the time of issuance with the proceeds allocated to the warrants accounted for as additional paid-in-capital. The detachable Warrants were valued at $7,449 using Black- Scholes model, as the fair value of convertible promissory notes on commitment date was $7,449. The effective conversion price is calculated, which is lower than the stock price on issuance dates, and therefore, the Company determined that the instrument’s effective conversion price was in-the-money at the instrument’s commitment date (a “beneficial conversion feature”). The intrinsic value of the conversion option (beneficial conversion feature) is $27,449, and the Company recorded $27,449 beneficial conversion feature to additional paid in capital.

On June 23, 2017, the holder converted the principal of $60,000 and accrued interest of $1,282 into 1,021,367 shares of the Company’ common stock.

During the years ended June 30, 2017 and 2016, the Company recorded the loss (gain) in fair value of derivative $(63,372) and $(18,868), respectively.

For the years ended June 30, 2017 and 2016, $185,066 and $-0-, respectively, was expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the year ended:

Balance at June 30, 2015.	$–
Derivative liability – insufficient shares	85,960
Derivative liability – reclass into additional paid in capital due to sufficient shares	(85,960)
Initial measurement at issuance date of the notes	389,697
Derivative liability reclass into additional paid in capital upon notes conversion	(182,701)
Change in fair value of derivative at period end	(18,868)
Balance at June 30, 2016	$188,128
Derivative liability reclass into additional paid in capital upon notes conversion	(125,710)
Initial measurement at issuance date of the notes	409,240
Change in fair value of derivative at year end	(63,372)
Balance June 30, 2017	$408,286

 PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

NOTE 10	NOTES PAYABLE

The following table provides a summary of the changes of the Company’s Promissory Notes liabilities as of June 30, 2017:

Balance at June 30, 2015	$108,000
Repayments on promissory notes	(18,000)
Balance at June 30, 2016	$90,000
Issuance of notes –	221,500
Debt discount / finance cost on notes	(173,000)
Repayments on promissory notes	(16,500)
Accretion of debt discount /financing costs	98,179
Balance June 30, 2017	$220,179

During the year ended June 30, 2017, the Company entered into eleven promissory notes with investors pursuant to which the Company issued eleven promissory notes in the principal amount of $221,500. The notes accrue interest at a rate of 5% per annum and mature in 120 days. As additional consideration, the Company issued the investors 2,925,000 shares of common stock. The value of the stock consideration was limited to the value of the individual promissory notes, for a total of $173,000. The stock consideration was recorded as a discount against the notes. For the years ended June 30, 2017 and 2016, $98,179 and $-0-, respectively, was expensed in the statement of operations as amortization of debt discount related to the notes and show as interest expenses. The unamortized debt discount was $74,821 and $-0- at June 30, 2017 and 2016, respectively.

At June 30, 2017 and 2016, $295,000 and $90,000, respectively, of debt was outstanding with interest rates of 5% to 8%.

Accrued and unpaid interest for these notes payable at June 30, 2017 and 2016 were $32,074 and $26,528, respectively.

For the years ended June 30, 2017 and 2016, $6,046 and $6,450 was charged as interest on debt and shown as interest expenses, respectively.

NOTE 11	COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $98,158 and $69,313 for the years ended June 30, 2017 and 2016, respectively. On March 2, 2016, the Company entered into an Amendment to Lease in order to extend the current lease through March 31, 2019. The lease calls for monthly rent of $6,719 per month for the period of April 1, 2016 through March 31, 2017. The monthly rent increases 4% for each of the next two years.

The future minimum payments under this lease are as follows:

Fiscal year ending, June 30:
2018	$84,696
2019	65,412

Total	$150,108

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $663,840 and $590,799 at June 30, 2017 and 2016, respectively.

On June 15, 2017, the Company entered into a five year Strategic Alliance Agreement (the “Agreement”) with Coinstar, LLC (“Coinstar”). Coinstar owns and operates approximately 17,000 self-service coin counting kiosks at retailer store locations in the United States.

The Company and Coinstar will work jointly to develop and integrate the Company’s free standing patented 3D holographic display systems, known as HoloVision™ (the “Systems”) into Coinstar’s kiosks, and will be installed and promoted at retailer store locations, the specifics of which will be mutually agreed to and summarized in a separate agreement (each a “Statement of Work”). The Systems will have a proprietary coupon/loyalty card software application and provide advertising and promotions through Coinstar kiosks. For all retailer store locations in which Coinstar kiosks are installed, Coinstar has been granted an exclusive first right of refusal to include such locations.

The Company shall pay to Coinstar, and Coinstar shall pay to participating retailers a specified percentage of monthly Net Advertising Revenues, per kiosk (the “Promotion Retailer Commission”) included in a Statement of Work, which shall be determined by mutual agreement of Coinstar and Provision. “Net Advertising Revenues” is defined as gross advertising revenues from Systems less any operational expenses incurred in connection with such Systems (for example: cost of paper, service, network connectivity, network administration). The Company shall evenly divide the remaining monthly Net Advertising Revenues after deducting the Promotion Retailer Commission).

Under the agreement, Provision and Coinstar will integrate Provision’s patented 3D “Holovision” display systems into Coinstar kiosks nationwide. The Provision 3D holographic display will “bolt-on” to the top of the existing Coinstar kiosk as a “topper”. Our couponing and loyalty card system software will be integrated into the Coinstar touch-screen interface. The firms will evenly divide the monthly net advertising revenues, after deducting promotional retailer commissions. Provision believes that the monthly advertising revenue potential in this channel should exceed that of a retail pharmacy chain.

The Provision “topper” has been designed by an award winning industrial designer, and we plan to assemble the prototype beginning in August, 2017. The software teams have begun the required integration work, and we anticipate a working prototype in October, 2017. We have targeted up to 300 locations for rollout by December 31, 2017, with broader deployment scheduled for the 2018 calendar year.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

NOTE 12	EQUITY

Preferred Stock

The Company is authorized to issue 4,000,000 shares of Preferred Stock with a par value of $0.001 per share as of December 31, 2016. Preferred shares issued and outstanding at June 30, 2017 and 2016 were Nil and 1,000 shares, respectively.

On December 30, 2015, the Company filed an amendment to the Company’s Articles of Incorporation, as amended, in the form of a Certificate of Designation that authorized for issuance of up to 1,000 shares of Series A preferred stock, par value $0.001 per share, of the Company designated “Super Voting Preferred Stock” and established the rights, preferences and limitations thereof. The pertinent rights and privileges of each share of the Super Voting Preferred Stock are as follows:

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

During the year ended June 30, 2017, the Company repurchase the said 1,000 Preferred Stock at par value of $100. Preferred shares issued and outstanding at June 30, 2017 were Nil.

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

As of June 30, 2017 and 2016, there were 134,431,613 and 89,242,624 shares of common stock issued and outstanding, respectively.

During the year ended June 30, 2017, the Company issued 7,585,605 shares of common stock in exchange for consulting services valued at $892,767, out of which $254,166 relates to prior period services and stock to be issued 541,667 shares of common stock in exchange for services valued at $36,250.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

During the year ended June 30, 2017 the Company issued 19,544,767 shares of its common stock in conversion of $1,752,801 debt and accrued interest.

During January 2017 the Company settled a prior debt. According to the settlement agreement, the Company is required to issue 400,000 shares of common stock to the recipient. The shares were valued at $48,000 and the Company has recorded the same as expense in the statement of operations for the year ended June 30, 2017.

On March 31, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 13,333,339 shares of Company’s common stock with 15 accredited investors (the “Investors”) for an aggregate purchase price of $800,000 at a price of $0.06 per share. Each Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.09 per share and are exercisable for three-years from the date of issuance of the Warrant.  The Warrants are valued at $154,933. Net cash received after fees of $20,000, the warrant valuation of $154,933 was $625,067.

On June 19, 2017, the Company accepted and entered into a Subscription Agreement (the “Subscription Agreement”) for 4,166,666 shares of Company’s common stock with an accredited investor (the “Investor”) for an aggregate purchase price of $250,000 at a price of $0.06 per share. The Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.12 per share and are exercisable for three-years from the date of issuance of the Warrant. The Warrants are valued at $37,250. Net cash received was $250,000.

During the year ended June 30, 2017 the Company issued 158,612 shares of its common stock per the exercise of cashless warrants.

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

During the year ended June 30, 2016 the Company issued 1,399,460 shares of its common stock per the exercise of cashless warrants.

Warrants

Warrant activity during the years ended June 30, 2017 and 2016, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2015	8,751,189	$0.14	$406,131
Granted	20,529,386	0.13	-
Exercised	(2,883,616)	0.06	-
Expired	-	-	-
Outstanding and exercisable at June 30, 2016	26,396,958	$0.14	$3,695,574
Granted	4,075,000	0.09	-
Exercised (1)	(375,000)	0.07	-
Expired	(1,050,000)	0.05	-
Outstanding and exercisable at June 30, 2017	29,046,958	$0.14	$4,011,963

(1)	Consists of cashless exercise of 375,000 warrants in exchange for 158,612 shares of Common Stock.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

During the year ended June 30, 2017, the Company issued 375,000 warrants and recorded $30,626 of stock compensation expense.

On March 31, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 13,333,339 shares of Company’s common stock with 15 accredited investors (the “Investors”). Each Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.09 per share and are exercisable for three-years from the date of issuance of the Warrant.  The Company issued 2,666,667 warrants are valued at $154,933.

On June 19, 2017, the Company accepted and entered into a Subscription Agreement (the “Subscription Agreement”) for 4,166,666 shares of Company’s common stock with an accredited investor (the “Investor”). The Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.12 per share and are exercisable for three-years from the date of issuance of the Warrant.  The Company issued 833,333 warrants are valued at $37,250.

On April 19, 2017, the Company issued a $60,000 convertible debenture. The note bears interest at 12%, is due on April 19, 2019 and, is convertible into shares of the Company’s common stock at $0.06 per share along with 200,000 warrants issued (see Note 9).

The fair value of the described above warrants during the year ended June 30, 2017, was determined using the Black-Scholes Model with the following assumptions:

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

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

The fair value of the described above warrants during the year ended June 30, 2016, was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.82% to 1.1%;
(2) dividend yield of	0%;
(3) volatility factor of	138%-158%;
(4) an expected life of the conversion feature of	3 to 5 years, and
(5) estimated fair value of the company’s common stock of	$0.07 to $0.10 per share.

Stock Option Plan

Stock option activity during the years ended June 30, 2017 is as follows:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2016	-	$-	$-
Granted	150,000	0.26	38,500
Exercised	-	-	-
Expired	-	-	-
Outstanding June 30, 2017	150,000	$0.26	$38,500
Exercisable at June 30, 2017	121,000	$0.26	$31,050
Un-exercisable at June 30, 2017	29,000	$0.26	$7,440

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”). As of June 30, 2017, there were 3,324,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of June 30, 2017, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock. Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance. The option exercise price is set by the Board at time of grant. Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the years ended June 30, 2017 and 2016, the Company issued 150,000 and -0- options and recorded $16,909 and $-0- of stock compensation expense, respectively.

The fair value of options exercised in the years ended June 30, 2017 and 2016 was approximately $-0- and $-0-, respectively.

As of June 30, 2017, there was $4,138 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

There were no new options granted or exercised during the year ended June 30, 2016. There were no stock options outstanding as of June 30, 2016.

Restricted Stock

On June 1, 2016, the Company issued 1,500,000 restricted shares of its Common Stock, vesting in equal amounts over six (6) months to its consultant as partial compensation for services.

The fair value of the restricted stock granted during the year ended June 30, 2017 was stated at market price on the date of vested.

During the years ended June 30, 2017 and 2016, the Company recorded expenses of $255,000 and $45,000, respectively, related to restricted stock vested to non-employees.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

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

For the years ended June 30, 2017 and 2016 total revenue includes $1,263,008 and $4,956,446, respectively, revenue from a related party. Also, total unearned revenue as of June 30, 2017 of $2,057,607 includes $1,256,607 advance for sales order received from a related party.

Transactions with Officers and Directors

On December 30, 2015, the Company entered into a Purchase Agreement with Curt Thornton, the Company’s President and Chief Executive Officer for the sale of 1,000 shares of “Super Voting Preferred Stock – Series A” for $0.10 per share and the closing price of the Company’s Common Stock was $0.08 per share, as reported on the Over-the-Counter Markets (OTCQB) on the date prior to the date the Board approved the transaction. The Series A Preferred Shares does not have a dividend rate or liquidation preference and are not convertible into shares of common stock. The shares of the Series A Preferred Stock shall be automatically redeemed by the Company at $0.10 per share on the first to occur of the following triggering events: (i) 90 days following the date on which this Certificate of Designation is filed with the Secretary of State of Nevada or (ii) on the date that Mr. Thornton ceases, for any reason, to serve as officer, director or consultant of the Company. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote in an amount equal to 51% of the total vote (representing a majority voting power) effecting an increase in the authorized common stock of the Company. Such vote shall be determined by the holder(s) of the then issued and outstanding shares of Series A Preferred Stock. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the Series A Preferred Stock, will have the right to vote an aggregate of 10,408 shares, out of a total number of 20,408 shares voting. The adoption of the Series A Preferred Stock and its issuance to Mr. Thornton was taken solely to allow the Company to increase the Company’s authorized shares of common stock. As a result, the Company determined that there was no recorded a preferred stock control premium for the Preferred Stock – Series A that was issued to Mr. Thornton. The rights and preferences of the shares are described in Note 12 Equity. During the period ended December 31, 2016, the Company repurchase the said 1,000 Preferred Stock at par value of $100. Preferred shares issued and outstanding at June 30, 2017 were Nil.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

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

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At June 30, 2017 and 2016, deferred income tax assets, which are fully reserved, were comprised primarily of the net operating loss carryforwards of approximately $9,545,198 and $7,414,742, respectively.

The valuation allowance increased by $2,130,456 and $816,559 during the years ended June 30, 2017 and 2016, respectively, as a result of the increase in the net operating carryforwards.

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $23,862,995 as of June 30, 2017 that expire through 2037, $18,536,854 as of June 30, 2016 that expire through 2036. Additionally, the ultimate utilization of net operating losses may be limited by change of control provision under section 382 of the Internal Revenue Code.

Taxing jurisdictions related to income taxes are the Unites States Federal Government and the State of California. The provision for income taxes is as follows:

	Year Ended June 30,
	2017	2016

Current tax benefit
Federal	$1,810,888	$694,075
State	319,568	122,484
	2,130,456	816,559

Deferred tax benefit
Federal	-	-
State	-	-
Change in valuation allowance	(2,130,456)	(816,559)
	-	-
Total tax expense	$-	$-

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

Deferred taxes are a result of differences between income tax accounting and GAAP with respect to income and expenses. The following is a summary of the components of deferred taxes recognized in the financial statements as of June 30, 2017 and 2016:

	As of June 30,
	2017	2016

Deferred tax assets
Net operating loss carryforward	$9,128,164	$7,213,462
Stock-based compensation	417,034	201,280
	-	-
Other	-	-
Total deferred tax assets	9,545,198	7,414,742

Valuation allowance	(9,545,198)	(7,414,742)
Net deferred taxes	$-	$-

The valuation allowance was established because the Company had not reported earnings in order to support the recognition of the deferred tax asset. The Company has net operating loss carryforwards of approximately $23,862,995 for federal and $23,862,995 for state income tax purposes. Federal and state net operating loss carryforwards, to the extent not used, will expire starting in 2037. Under provisions of the Internal Revenue Code, section 382, substantial changes in the Company’s ownership may result in limitations on the amount of net operating loss carryforwards that can be utilized in future years. As of June 30, 2017, approximately $23,862,995 of the net operating loss carryforwards are subject to IRS limitations. The Company is no longer subject to income tax examinations for federal income taxes before 2011 and for California before 2010.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax loss for the following periods, due to the following:

	Year Ended June 30,
	2017	2016

Computed “expected” tax expense (benefit)	$(2,490,544)	$(2,108,957)
Change in income taxes from:
Permanent differences	(1,638,900)	(2,869,020)
Stock based compensation	539,386	503,200
Amortization of debt and warrant discounts	1,370,640	399,337
Fair value change of derivatives	(63,372)	67,092
Debt settlement	48,000	32,330
Revaluation of derivatives	104,334	275,042
Modification expenses	-	2,865,234
Cashless interest	-	19,183
Change in valuation allowance	2,130,456	816,559
	$-	$-

NOTE 15	LEGAL PROCEEDINGS

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

FOR THE YEAR ENDED JUNE 30, 2017

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

The Company initiated an action against DB in November 2016 seeking declaratory judgment. After the execution of the LLC Agreement, both DB and the Company performed their respective duties. The Company caused numerous kiosks to be manufactured for placement in retail stores in accordance with the PSA, maintained and serviced these kiosks. DB provided funds to ProDava for, the production of kiosks and for expenses incurred by the Company in connection with the maintenance of servicing of the kiosks. In total, DB provided sums totaling $6.5 million. In the first quarter of 2016, DB ceased providing the funding required by the LLC Agreement. DB advised The Company that DB was analyzing information and that it would make a determination as to whether it would continue to provide funding in accordance with the LLC Agreement. The Company has been incurring the reimbursable expenses that were to be reimbursed by DB. The LLC Agreement provides that, in the event that DB fails to fund any portion of the total amount is was required to provide in accordance with the terms of the LLC Agreement, the LLC Agreement provides for the recalculation of the parties’ membership interests in ProDava. The Company filed an action in the Supreme Court of the State of New York in New York County (Index No. 656127/2016) to seed to recalculate the ownership percentage of ProDava. DB filed a motion to dismiss and the Company filed an action opposing such motion.The court initially denied the recalculation of the ownership percentage but allowed the Company to proceed to collect monetary damages. Pro Dava and DB filed a counterclaim for breach of contract. The Company believes it has adequate defenses against any claims made by Pro Dava and DB.

On June 19, 2017, the Company received a letter from an attorney for Kiosk Information Systems (“KIS”) demanding payment of $1,272,360 for the balance due on kiosks held by KIS including $231,182 in interest. We are negotiating with KIS. No suit has been filed and the Company has accrued the full amount of the demand from KIS.

On September 5, 2017 the Company received a letter from an attorney representing Rite Aid Hdqtrs. Corp’s (“Rite Aid”), pursuant to which Rite Aid indicated its desire to terminate the Point of Sales Advertising Agreement (“Agreement”) with the Company. The Company is disputing Rite Aid’s ability to terminate the Agreement. Thereafter, on October 16, 2017, the Company initiated an arbitration before JAMS.

NOTE 16	SUBSEQUENT EVENTS

Common Stock

During August 2017, the Company issued 375,000 shares of common stock pursuant a consulting agreement.

During August 2017, the Company issued 2,995,969 shares of common stock for the conversion of debt and accrued interest in the amount of $100,000.

On September 29, 2017, the Company issued 200,000 shares of common stock pursuant to a subscription agreement and received $10,000.

Stock Options

On August 17, 2017, the Company issued 8,899,908 stock options to employees and board members in consideration for performance goals and board remuneration. The options have an exercise price of $0.045 and a term of five years.

On October 3, 2017, the Company issued 4,000,000 stock options to an employee. The options have an exercise price of $0.045 and a term of five years.

Convertible Promissory Note

The Company entered into a convertible promissory note (the “Note”) on July 20, 2017 to obtain funding for working capital purposes. The Note is issued as a convertible promissory note in the principal amount of $50,000 (the “Note”). The principal amount under the Note accrues interest at a rate of 12% per annum and is due on July 20, 2018. The conversion price of the common stock into which the principal amount, or the then outstanding interest due thereon, of this note is convertible shall be the lesser of (i) $0.06 per share or (ii) 70% of the price per share of the Company’s next equity or convertible debt issuance greater than $250,000. The note holder also received a warrant to purchase the Company’s common stock equal to 50% of the shares of common stock issuable upon conversion of the note with the exercise price per share of common stock of the lesser of $0.06 per share or 70% of the price per share of the Company’s next equity or convertible debt issuance greater than $250,000.

Promissory Notes

On August 23, 2017, the Company entered into three promissory notes with investors pursuant to which the Company issued three promissory notes in the principal amount of $40,000. The notes accrue interest at a rate of 5% per annum and mature in 120 days. As additional consideration, the Company issued the investors 700,000 shares of common stock. The value of the stock consideration was limited to the value of the individual promissory notes, for a total of $35,000. The stock consideration will be recorded as a discount against the notes.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

On August 25, 2017, the Company entered into a promissory note with an investor pursuant to which the Company issued a promissory note in the principal amount of $20,000. The note accrues interest at a rate of 5% per annum and mature in 120 days. As additional consideration, the Company issued the investor 300,000 shares of common stock. The value of the stock consideration was limited to the value of the individual promissory note, for a total of $15,000. The stock consideration will be recorded as a discount against the note.

The Company entered into a promissory note (the “Note”) on September 13, 2017 to obtain funding for working capital purposes. The Note is issued as an unsecured, non-convertible promissory note in the principal amount of $500,000 (the “Note”). The principal amount under the Note accrues interest at a rate of 12% per annum and is due on May 13, 2018. The holder of the Note shall receive the right to buy 1.25 million shares of the Company’s common stock on September 13, 2017 and an additional 1.25 million shares for each month that the Note is outstanding up to a maximum of 10 million shares, all at a purchase price of $0.06 per shares and expiring on September 13, 2019.

Agreements

On August 28, 2017, the Company entered into a consulting agreement with a software services consultant. The Company agreed to issue 800,000 shares of common stock in payment of services under this agreement.

On September 18, 2017, the Company entered into an employment agreement with Mark Leonard providing for a salary of $144,000, the right to be reimbursed for health care and severance for termination without cause and resignation with cause.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVISION HOLDING, INC.

Dated: October 13, 2017	By	/s/ Curt Thornton
Name: Curt Thornton
Title: Chairman and Chief Operating Officer
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on October 13, 2017, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Curt Thornton	Chief Operating Officer
Curt Thornton	Chairman of the Board and Director

/s/ Mark Leonard	,
Mark Leonard	Chief Executive Officer and Director

/s/ Jon Corfino	Director
Jon Corfino