Form 10-Q
period 2017-09-30
Provision Holding, Inc.
filed 2017-11-29
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 27, 2017 there were 141,318,208 shares of the Registrant’s $0.001 par value common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	June 30, 2017
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$43,879	$310,749
Inventory, net	2,201,759	2,201,759
Prepaid expenses	196,240	196,240
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	2,444,878	2,711,748

PROPERTY AND EQUIPMENT, net of accumulated depreciation	15,278	17,569

INTANGIBLES, net of accumulated amortization	169,605	170,229

TOTAL ASSETS	$2,629,761	$2,899,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,961,380	$2,753,444
Payroll taxes, interest and penalties	721,157	663,840
Accrued interest	2,660,246	2,557,435
Unearned revenue	2,057,607	2,057,607
Derivative liability	69,195	408,286
Current portion of convertible debt, net of unamortized debt discount of $475,524 and $660,141 and net of unamortized warrant discount of $31,742 and $79,783 and net of financing costs of $163,129 and $322,229, respectively	7,339,290	7,216,032
Notes payable, net of unamortized debt discount of $82,671 and $74,821, respectively	787,329	220,179

TOTAL CURRENT LIABILITIES	16,596,204	15,876,823

TOTAL LIABILITIES	16,596,204	15,876,823

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Designated 1,000 Series A preferred stock, Issued and outstanding – Nil and Nil shares, respectively	-	-
Common stock, par value $0.001 per share Authorized –300,000,000 shares - issued and outstanding – 138,002,582 and 134,431,613, respectively	138,002	134,432
Common stock to be issued for services, par value $0.001 per share, 4,200,000 and 475,000, respectively	213,000	34,250
Additional paid-in capital	29,818,399	28,987,431
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(44,085,844)	(42,083,390)

TOTAL STOCKHOLDERS’ DEFICIT	(13,966,443)	(12,977,277)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,629,761	$2,899,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,
	2017	2016
REVENUES
Hardware revenues	$15,750	$8,870
Software revenues – related party	-	49,842
TOTAL REVENUES	15,750	58,712
COST OF REVENUES	18,867	56,027
GROSS (LOSS) PROFIT	(3,117)	2,685
EXPENSES
General and administrative	976,848	822,809
Research and development	88,629	150,132
TOTAL OPERATING EXPENSES	1,065,477	972,941
LOSS FROM OPERATIONS	(1,068,594)	(970,256)
OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	113,330	59,857
Debt modification expense	(40,000)	-
Amortization of debt and warrant discount and financing costs	(633,422)	(458,855)
Interest expense	(373,768)	(254,273)
TOTAL OTHER EXPENSE	(933,860)	(653,271)
LOSS BEFORE INCOME TAXES	(2,002,454)	(1,623,527)
Income tax expense	-	-
NET LOSS	$(2,002,454)	$(1,623,527)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	136,233,921	93,155,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

UNAUDITED

	Preferred A Stock		Common Stock		Additional Paid-in	Shares to be	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Stock	Deficit	Deficit
Balance, June 30, 2017	-	$-	134,431,613	$134,432	$28,987,431	$34,250	$(50,000)	$(42,083,390)	$(12,977,277)
Issuance of common stock on conversion of debt and accrued interest	-	-	2,995,969	2,995	97,005	-	-	-	100,000
Issuance of common stock for services received	-	-	375,000	375	25,875	(26,250)	-	-	-
Issuance of warrants for services received	-	-	-	-	530	-	-	-	530
Issuance of common stock for cash, net	-	-	200,000	200	2,880	77,885		-	80,965
Relative fair value of warrants issued with stock for cash	-	-	-	-	6,920	22,115	-	-	29,035
Relative fair value of warrants issued with promissory note	-	-	-	-	50,125	-	-	-	50,125
Issuance of options for services received	-	-	-	-	352,483	-	-	-	352,483
Common stock to be issued for finance fees	-	-	-	-	-	50,000	-	-	50,000
Common stock to be issued for services	-	-	-	-	-	55,000	-	-	55,000
Derivative liability reclass to additional paid in capital upon notes conversion	-	-	-	-	75,478	-	-	-	75,478
Derivative liability reclass to additional paid in capital upon notes repayment	-	-	-	-	219,672	-	-	-	219,672
Net loss for the three months ended September 30, 2017	-	-	-	-	-	-	-	(2,002,454)	(2,002,454)
Balance, September 30, 2017	-	$-	138,002,582	$138,002	$29,818,399	$213,000	$(50,000)	$(44,085,844)	$(13,966,443)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,002,454)	$(1,623,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	55,000	219,167
Debt modification expense	40,000	-
Depreciation expense	2,291	2,292
Amortization	624	624
Amortization of prepaid financing cost	159,100	206,185
Amortization of debt discount	386,617	181,700
Amortization of warrant discount	68,316	70,970
Fair value of options expense	352,483	1,320
Fair value of warrants expense	530	-
Change in the fair value of derivative liability	(113,330)	(59,857)
Non-cash interest expense	19,389	-
Non-cash interest expenses paid by promissory noteholder on behalf of the Company	87,485	-
Changes in operating assets and liabilities:
Inventory	-	(10,082)
Prepaid expenses	-	49,842
Accounts payable and accrued liabilities	242,936	(121,004)
Payroll taxes, interest and penalties	57,317	(15,210)
Accrued interest	113,331	116,499
Unearned revenue	-	(49,842)
NET CASH USED IN OPERATING ACTIVITIES	(530,365)	(1,030,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of fees	50,000	-
Payments on debt settlement	-	(16,795)
Proceeds from promissory notes, net of fees	103,495	-
Proceeds from the sale of common stock, net of fees	110,000	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	263,495	(16,795)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(266,870)	(1,047,718)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	310,749	2,175,543

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$43,879	$1,127,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

UNAUDITED

	Three Months Ended September 30,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$146,232	$137,775
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$100,000	$699,575

Fair value of warrant issued for debt discount and deferred financing cost	$50,125	$-

Common stock to be issued now issued	$26,250	$248,333

Derivative liability reclass into additional paid in capital upon notes conversion	$75,478	$23,825

Payment of promissory note with issuance of promissory note	$500,000	$-

Derivative liability reclass into additional paid in capital upon notes repayment	$219,672	$-

Initial derivative liability and debt discount at the issuance of notes	$50,000	$-

Debt discount on promissory note issuance	$50,000	$-

Convertible note reclassified into promissory notes	$15,000	$-

Proceeds from promissory notes directly paid to convertible notes, accrued payable and expenses on behalf of the Company	$329,020	$-
Debt discount on modified convertible note	$50,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

Going Concern and Management Plans

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at September 30, 2017 of $44,085,844. The Company has negative working capital of $14,151,326 as of September 30, 2017. Additionally, the Company has approximately $8,879,685 convertible debt and promissory notes currently due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Basis of presentation

Throughout this report, the terms “we”, “us”, “ours”, “Provision” and “company” refer to Provision Holding, Inc., including its wholly-owned subsidiary. The condensed consolidated balance sheet presented as of June 30, 2017 has been derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, (instructions to Form 10-Q and Article 8 of Regulation S-X). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the fiscal year ended June 30, 2017 included in Provision’s Annual Report on Form 10-K filed with the SEC on October 13, 2017. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results for the fiscal year ending June 30, 2018.

Principles of Consolidation and Reporting

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company’s significant accounting policies during the three months ended September 30, 2017 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of September 30, 2017 and June 30, 2017, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,057,607 and $2,057,607 as of September 30, 2017 and June 30, 2017, respectively as unearned revenue.

Significant Customers

During the three months ended September 30, 2017, the Company had one customer which accounted for more than 10% of the Company’s revenues (74%). During the three months ended September 30, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (85%). As of September 30, 2017 and June 30, 2017, the Company had no accounts receivable balance.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended September 30, 2017 and 2016, the Company incurred $88,629 and $150,132, respectively for research and development expense which are included in the consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The following table provides a summary of the carrying value of the Company’s Convertible Promissory Notes, as of September 30, 2017:

Balance at June 30, 2017	$7,216,032
Issuance of notes – net of financing costs	50,000
Extension of notes, increase in principal of $80,000 net of debt discount of $80,000	-
Payments on convertible notes payable	(283,500)
Re-class convertible note to notes payable	(15,000)
Debt discount on convertible notes due to beneficial conversion feature	(29,725)
Debt discount on convertible notes due to warrants	(20,275)
Accretion of debt and warrant discount and prepaid financing costs	521,758
Issuance of shares of common stock for convertible debt	(100,000)
Balance September 30, 2017	$7,339,290

There is no active market for the debt and the fair value was based on the delayed payment terms, the warrants issued as consideration of the debt issuance, the interest rate and the common stock issued as consideration of the debt issuance in addition to other facts and circumstances at the end of September 30, 2017 and June 30, 2017. The Company did not recognize a gain or loss on the valuation of debt during the three months ended September 30, 2017 and 2016.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Derivative liability – September 30, 2017	$69,195	$-	$-	$69,195
Derivative liability – June 30, 2017	$408,286	$-	$-	$408,286

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2017	$408,286
Derivative liability reclass into additional paid in capital upon notes conversion	(75,478)
Derivative liability reclass into additional paid in capital upon notes repayment	(219,672)
Derivative liability on new debt issuance	69,389
Change in fair value of derivative	(113,330)
Balance September 30, 2017	$69,195

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2017, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 116,942,079 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	1,714,286
Options vested and outstanding	8,899,908
Convertible debt and notes payable including accrued interest	2,214,909

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

Recent Accounting Pronouncements

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

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

The carrying value of inventory consisted of the following:

	September 30, 2017	June 30, 2017

Raw materials	$30,227	$30,227
Finished goods	2,328,897	2,328,897
	2,359,124	2,359,124
Less Inventory reserve	(157,365)	(157,365)
Total	$2,201,759	$2,201,759

At September 30, 2017 and June 30, 2017, the inventory reserve remained unchanged, respectively.

NOTE 3	PREPAID EXPENSES

The Company prepaid certain expenses related to software licensing fees. At September 30, 2017 and June 30, 2017, $196,240 and $196,240, respectively, of these expenses remains to be amortized over the useful life through October 2017.

NOTE 4	PROPERTY and EQUIPMENT, net

Property and equipment consists of the following:

	September 30, 2017	June 30, 2017

Furniture and fixtures	$12,492	$12,492
Computer equipment	39,180	39,180
Equipment	4,493	4,493
	56,165	56,165
Less accumulated depreciation	(40,887)	(38,596)
Total	$15,278	$17,569

The aggregate depreciation charge to operations was $2,291 and $2,292 for three months ended September 30, 2017 and 2016, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 5	PREPAID FINANCING COSTS

The Company pays financing costs to consultants and service providers related to certain financing transactions. The financing costs are then amortized over the respective life of the financing agreements. As such, the Company has unamortized prepaid financing costs of $163,129 and $322,229 at September 30, 2017 and June 30, 2017, respectively. Prepaid financing costs are presented with the net convertible debt as appropriate.

The aggregate amortization of prepaid financing cost charged to operations was $159,100 and $206,185 for three months ended September 30, 2017 and 2016, respectively.

NOTE 6	INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	September 30, 2017	June 30, 2017

Patents in process	$142,116	$142,116
Patents issued	58,037	58,037
	200,153	200,153

Less accumulated amortization	(30,5,48)	(29,924)

Total	$169,605	$170,229

The aggregate amortization expense charged to operations was $624 and 624 for three months ended September 30, 2017 and 2016, respectively. The amortization policies followed by the Company are described in Note 1.

As of September 30, 2017, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2018	$1,872
June 30, 2019	2,496
June 30, 2020	2,496
June 30, 2021	2,496
June 30, 2022	2,496
Thereafter	157,749

Total	$169,605

NOTE 7	CONVERTIBLE DEBT

Convertible debt consists of the following:

	September 30, 2017	June 30, 2017

Convertible notes payable, annual interest rate of 10% to 12%, due dates range from May 2010 to February 2019 and convertible into common stock at a rate of $0.04 to $1.00 per share. (a) (b).	$7,259,685	$7,528,185
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017. The note is in default.	750,000	750,000
Unamortized prepaid financing costs	(163,129)	(322,229)
Unamortized warrants discount to notes	(31,742)	(79,783)
Unamortized debt discount	(475,524)	(660,141)
	7,339,290	7,216,032
Less current portion	(7,339,290)	(7,216,032)
Convertible debt, net of current portion and debt discount	$-	$-

(a)        Out of above, $906,855 of these notes are in default.

(b)       On August 29, 2017, the Company, The collateral agent (“Collateral Agent”) for the holders (the “Noteholders”) of the 12% Series A Senior Secured Convertible Promissory Notes (the “Notes”); and Alexander Capital, L.P., representative for the Noteholders entered into the settlement agreement. WHEREAS, the Noteholders hold $4,887,800 in Notes, secured by the assets of the Company and convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share, with due dates from August 28, 2017 to May 11, 2018 and the Company desires an extension of the Notes.

All Notes shall be extended for one year by Alexander Capital L.P. as they come due. If Notes are extended for one year, the extended Notes shall be on the same terms as the original Notes. The principal balance of each Note, however, shall be increased by 20%. For any Note that is extended for one year, Alexander Capital L.P. shall receive a 10% corporate structuring fee on the original Note principal balance less any Initial Payments received by Alexander Capital L.P. No additional compensation shall be requested by the Collateral Agent for the Noteholders or by Alexander Capital, L.P. for any future extensions beyond one year.

As of September 30, 2017, only $400,000 of notes have been extended and no others.  The Company determined this settlement as a debt modification and was accounted $80,000 as a debt discount on modified convertible debt and recorded $2,367 and $3,288 as interest expenses and amortization of debt discount, respectively, as per the effective interest rate method.

The Company is not paying a fee unless notes are extended. During the three months ended September 30, 2017, the Company paid a $40,000 fee and accounted for the fee as debt modification expenses.

During the three months ended September 30, 2017 holders of the Notes converted $100,000 into 2,995,969 shares of the Company's common stock. The determined fair value of the debt derivatives of $75,478 was reclassified into equity during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Company repaid $283,500 of principal to holders of the Notes. The determined fair value of the debt derivatives of $219,672 was reclassified into equity during the three months ended September 30, 2017.

The Company entered into a convertible promissory note (the “Note”) on July 20, 2017 to obtain funding for working capital purposes. The Note is issued as a convertible promissory note in the principal amount of $50,000 (the “Note”). The principal amount under the Note accrues interest at a rate of 12% per annum and is due on July 20, 2018. The conversion price of the common stock into which the principal amount, or the then outstanding interest due thereon, of this note is convertible shall be the lesser of (i) $0.06 per share or (ii) 70% of the price per share of the Company’s next equity or convertible debt issuance greater than $250,000. The note holder also received a warrant to purchase the Company’s common stock equal to 50% of the shares of common stock issuable upon conversion of the note with the exercise price per share of common stock of the lesser of $0.06 per share or 70% of the price per share of the Company’s next equity or convertible debt issuance greater than $250,000. The Company valued the debt discount due to the beneficial conversion feature at $29,725. The Company valued the debt discount due to the warrants at $20,275.

For the three months ended September 30, 2017 and 2016, $68,316 and $70,970 were expensed in the statement of operation as amortization of warrant discount and shown as interest expenses, respectively. For the three months ended September 30, 2017 and 2016, $291,054 and $181,700 was amortized of debt discount and shown as interest expenses, respectively.

The aggregate amortization of prepaid financing cost charged to operations was $159,100 and $206,185 for three months ended September 30, 2017 and 2016, respectively.

Accrued and unpaid interest for convertible notes payable at September 30, 2017 and June 30, 2017 was $1,733,358 and $1,678,992, respectively.

For the three months ended September 30, 2017 and 2016, $257,628 and $182,624, was charged as interest on debt and shown as interest expenses, respectively.

NOTE 8	DERIVATE LIABILITY

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

On August 8, 2017, the holder converted the principal of $50,000 into 1,428,571 shares of the Company’ common stock.

On August 18, 2017, the holder converted the principal of $50,000 into 1,567,398 shares of the Company’ common stock.

On August 31, 2017, the Company paid the remaining principal of $58,500.

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

On August 31, 2017, the Company paid the principal of $225,000.

On July 20, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $50,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible shall be the lesser of (i) $0.06 per share or (ii) 70% of the price per share of the Company’s next equity or convertible debt issuance greater than $250,000. The Note accrues interest at a rate of 12% per annum and matures on July 20, 2017.

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

The initial fair value of the embedded debt derivative of $69,389 was allocated as a debt discount due to the beneficial conversion feature $29,725 and a debt discount due to the warrants $20,275 and was determined using intrinsic value with the remainder $19,389 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	130%,
(3) risk-free interest rate of	1.22%,
(4) expected life of	12 months
(5) fair value of the Company’s common stock of	$0.06 per share.

During the three months ended September 30, 2017 and 2016, the Company recorded the gain in fair value of derivative $113,330 and $59,857, respectively.

For the three months ended September 30, 2017 and 2016, $129,841 and $-0-, respectively, was expensed in the statement of operation as amortization of debt and warrant discount related to above convertible notes portion and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2017	$408,286
Derivative liability reclass into additional paid in capital upon notes conversion	(75,478)
Derivative liability reclass into additional paid in capital upon notes repayment	(219,672)
Derivative liability on new debt issuance	69,389
Change in fair value of derivative	(113,330)
Balance September 30, 2017	$69,195

NOTE 9	NOTES PAYABLE

The following table provides a summary of the changes of the Company’s Promissory Notes liabilities as of September 30, 2017:

Balance at June 30, 2017	$220,179
Issuance of notes	1,060,000
Reclass notes payable from convertible notes	15,000
Debt discount / finance cost on notes	(100,125)
Repayments on promissory notes	(500,000)
Accretion of debt discount /financing costs	92,275
Balance June 30, 2017	$787,329

On August 23, 2017, the Company entered into three promissory notes with investors pursuant to which the Company issued three promissory notes in the principal amount of $40,000. The notes accrue interest at a rate of 5% per annum and mature in 120 days. As additional consideration, the Company issued the investors 700,000 shares of common stock. The value of the stock consideration was limited to the value of the individual promissory notes, for a total of $35,000. The stock consideration will be recorded as a discount against the notes. As of September 30, 2017, this stock was not issued and was accounted for as stock to be issued.

On August 25, 2017, the Company entered into a promissory note with an investor pursuant to which the Company issued a promissory note in the principal amount of $20,000. The note accrues interest at a rate of 5% per annum and mature in 120 days. As additional consideration, the Company issued the investor 300,000 shares of common stock. The value of the stock consideration was limited to the value of the individual promissory note, for a total of $15,000. The stock consideration will be recorded as a discount against the note. As of September 30, 2017, this stock was not issued and was accounted for as stock to be issued.

On August 31, 2017, the Company entered into a bridge note with an investor pursuant to which the Company issued a promissory note in the principal amount of $500,000. The note does not accrue interest. The Company repaid the note on September 13, 2017.

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

For the three months ended September 30, 2017 and 2016, $92,275 and $77,242, respectively, was expensed in the statement of operations as amortization of debt discount related to the notes and show as interest expenses. The unamortized debt discount was $82,671 and $74,821 at September 30, 2017 and June 30, 2017, respectively.

At September 30, 2017 and June 30, 2017, $870,000 and $295,000, respectively, of debt was outstanding with interest rates of 5% to 12%.

Accrued and unpaid interest for these notes payable at September 30, 2017 and June 30, 2017 were $48,096 and $32,074, respectively.

For the three months ended September 30, 2017 and 2016, $16,022 and $2,652 was charged as interest on debt and shown as interest expenses, respectively.

NOTE 10	COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $25,024 and $23,025 for the three months ended September 30, 2017 and 2016, respectively. On March 2, 2016, the Company entered into an Amendment to Lease in order to extend the current lease through March 31, 2019. The lease calls for monthly rent of $6,719 per month for the period of April 1, 2016 through March 31, 2017. The monthly rent increases 4% for each of the next two years.

The future minimum payments under this lease are as follows:

Fiscal year ending, June 30:
2018	$63,732
2019	65,412

Total	$129,144

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $721,157 and $663,840 at September 30, 2017 and June 30, 2017, respectively.

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

On September 18, 2017, the Company entered into an employment agreement with Mark Leonard providing for a salary of $144,000, the right to be reimbursed for health care and severance for termination without cause and resignation with cause

NOTE 11	EQUITY

Preferred Stock

The Company is authorized to issue 4,000,000 shares of Preferred Stock with a par value of $0.001 per share as of December 31, 2016. Preferred shares issued and outstanding at September 30, 2017 and June 30, 2017 were Nil and Nil shares, respectively.

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

The Company is in process of the Series B Preferred stock certificate of Designation and upon filing the Company to issue 1,000 shares of Series B preferred stock, par value $0.001 per share, of the Company designated “Super Voting Preferred Stock”, As of date, this was not filed and has not created.

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

As of September 30, 2017 and June 30, 2017, there were 138,002,582 and 134,431,613 shares of common stock issued and outstanding, respectively.

During August 2017, the Company issued 375,000 shares of common stock pursuant a consulting agreement, related to a prior year amount of $26,250.

During August 2017, the Company issued 2,995,969 shares of common stock for the conversion of debt and accrued interest in the amount of $100,000.

On August 21, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 1,000,000 shares of Company’s common stock with accredited investors (the “Investors”) for an aggregate purchase price of $50,000 at a price of $0.05 per share. The Investor received warrants to purchase shares of Common Stock equal to 35% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.09 per share and are exercisable for three-years from the date of issuance of the Warrant. The Warrants are valued at $15,155. Net cash received after the warrant valuation of $15,155 was $34,845.

On September 27, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 200,000 shares of Company’s common stock with accredited investors (the “Investors”) for an aggregate purchase price of $10,000 at a price of $0.05 per share. The Investor received warrants to purchase shares of Common Stock equal to 100% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.10 per share and are exercisable for three-years from the date of issuance of the Warrant. The Warrants are valued at $6,920. Net cash received after the warrant valuation of $6,920 was $3,080.

On September 29, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 1,000,000 shares of Company’s common stock with accredited investors (the “Investors”) for an aggregate purchase price of $50,000 at a price of $0.05 per share. The Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.10 per share and are exercisable for three-years from the date of issuance of the Warrant. The Warrants are valued at $6,960. Net cash received after the warrant valuation of $6,960 was $43,040.

During the period ended September 30, 2017, the Company entered into consulting services arrangement in exchange issued 1,100,000 shares of common stock valued at stock to be issued $55,000.

Warrants

Warrant activity during the three months ended September 30, 2017, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2017	29,046,958	$0.14	$4,011,963
Granted	2,714,286	0.06	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at September 30, 2017	31,761,244	$0.13	$4,181,463

On July 20, 2017, the Company issued a $50,000 convertible debenture. The note bears interest at 12%, is due on July 20, 2018 and, is convertible into shares of the Company’s common stock at $0.06 per share along with 714,286 warrants issued (see Note 7).

The fair value of the described above warrants during the three months ended September 30, 2017, was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	1.22%;
(2) dividend yield of	0%;
(3) volatility factor of	130%;
(4) an expected life of the conversion feature of	36 months, and
(5) estimated fair value of the company’s common stock of	$0.06 per share.

On September 13, 2017, the Company issued a $500,000 promissory note. The note bears interest at 12%, is due on May 13, 2018 along with 1,250,000 warrants issued (see Note 9).

The fair value of the described above warrants during the three months ended September 30, 2017, was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	1.16%;
(2) dividend yield of	0%;
(3) volatility factor of	138%;
(4) an expected life of the conversion feature of	24 months, and
(5) estimated fair value of the company’s common stock of	$0.06 per share.

During the three months ended September 30, 2017 and 2016, the Company recorded $530 and $-0- of stock compensation expense related to warrants issued in prior years, respectively.

Stock Option Plan

Stock option activity during the three months ended September 30, 2017 is as follows:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2017	150,000	$0.26	$38,500
Granted	8,899,908	0.05	400,496
Exercised	-	-	-
Expired	(150,000)	-	-
Outstanding September 30, 2017	8,899,908	$0.05	$400,496
Exercisable at September 30, 2017	8,899,908	$0.05	$400,496
Un-exercisable at September 30, 2017	-	$-	$-

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”). As of September 30, 2017, there were 3,324,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of September 30, 2017, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock. Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance. The option exercise price is set by the Board at time of grant. Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the three months September 30, 21017, the Company granted non statutory options to the board and officers which were not issued as part of the above plan but were rather issued outside of the plan. The option has exercise price of $0.045 with the term of 5 years. During the three months ended September 30, 2017 and 2016, the Company issued 8,899,908 and 50,000 options outside the stock option plan and recorded $348,876 and $1,320 of stock compensation expense, respectively.

During the three months ended September 30, 2017 and 2016, the Company recorded $3,607 and $-0- of stock compensation expense related to options issued in prior years, respectively.

The fair value of options exercised in the three months ended September 30, 2017 and 2016 was approximately $-0- and $-0-, respectively.

As of September 30, 2017, there was $-0- of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

NOTE 12	RELATED ENTITY ACTIVITIES

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

For the three months ended September 30, 2017 and 2016 total revenue includes $-0- and $49,842, respectively, revenue from a related party. Also, total unearned revenue as of September 30, 2017 of $2,057,607 includes $1,256,607 advance for sales order received from a related party.

NOTE 13	LEGAL PROCEEDINGS

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

NOTE 14	SUBSEQUENT EVENTS

Stock Options

On October 3, 2017, the Company issued 4,000,000 stock options to an employee. The options have an exercise price of $0.045 and a term of five years.

On October 26, 2017, The Company entered into a convertible promissory note to obtain funding for working capital purposes. The Note is issued as a convertible promissory note in the principal amount of $128,000. The principal amount under the Note accrues interest at a rate of 12% per annum and is due on July 30, 2018. The conversion price of the common stock into which the principal amount, or the then outstanding interest due thereon, of this note is convertible shall be 61% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On November 6, 2017, the Company issued 1,000,000 shares of common stock as payment of funding fees related to debts received in August 2017. The shares were previously recorded with a value of $50,000.

On November 6, 2017, the Company issued 1,000,000 shares of common stock in connection with a stock subscription received August 21, 2017 in the amount of $50,000.

On November 7, 2017, the Company issued 300,000 shares of common stock as payment of a consulting agreement previously recorded with a value of $15,000.

On November 22, 2017, the Company amended its Articles of Incorporation for the creation of its Series B Preferred Stock. Upon the issuance of the 1,000 shares of the Company’s Series B Preferred Stock, the holder, Curt Thornton, has the voting equivalent to greater than 51% of the Company's voting stock for the purposes of increasing the number of authorized shares of common stock and creating a Company policy on excluded corporate opportunities.

On November 27, 2015, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 300,000,000 to 400,000,000. The Company also amended its Articles of Incorporation, pursuant to Nevada Revised Statutes 78.070, to renounce any interest or expectancy of the Company in any Excluded Opportunity. An "Excluded Opportunity" is any matter, transaction or interest that is presented to, or acquired, created or developed by, or which otherwise comes into the possession of any director of the Company who is not an employee of the Corporation or any of its subsidiaries unless such matter, transaction or interest is presented to, or acquired, created or developed by, or otherwise comes into the possession of, a director of the Company expressly and solely in his or her capacity as a director of the Company.

These amendments were approved by the Board of Director of the Company and holders of more than 50% of the voting power of the Company’s capital stock.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of September 30, 2017, we have eight employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	2017	2016
REVENUES
Hardware revenues	$15,750	$8,870
Software revenues – related party	-	49,842
TOTAL REVENUES	15,750	58,712
COST OF REVENUES	18,867	56,027
GROSS (LOSS) PROFIT	(3,117)	2,685
EXPENSES
General and administrative	976,848	822,809
Research and development	88,629	150,132
TOTAL OPERATING EXPENSES	1,065,477	972,941
LOSS FROM OPERATIONS	(1,068,594)	(970,256)
OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	113,330	59,857
Debt modification expenses	(40,000)	-
Amortization of debt and warrant discount and financing costs	(633,422)	(458,855)
Interest expense	(373,768)	(254,273)
TOTAL OTHER EXPENSE	(993,860)	(653,271)
LOSS BEFORE INCOME TAXES	(2,002,454)	(1,623,527)
Income tax expense	-	-
NET LOSS	$(2,002,454)	$(1,623,527)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the three months ended September 30, 2017 were $15,750, a decrease from $58,712 generated in the three months ended September 30, 2016. The decrease in revenues was primarily a result in the decrease of revenues from related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the three months ended September 30, 2017 the Company had one customers which accounted for more than 10% of the Company’s revenues (74%). During the three months ended September 30, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (85%).

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2017 was $18,867 from $56,027 incurred in the three months ended September 30, 2016.

OPERATING EXPENSES

The Company incurred $1,065,477 in operating expenses for the three months ended September 30, 2017, an increase from $972,941 incurred during the three months ended September 30, 2016 primarily as a result of a $154,039 increase in general and administrative expenses offset by a decrease in research and development expenses of $61,503. General and administrative expenses for the three months ended September 30, 2017 increased primarily as a result of accounting and legal costs along with the non-cash compensation related to the issuance of options.

OTHER EXPENSES

The Company had various miscellaneous income and expenses.

The Company recognized a gain of $113,330 and $59,857 during the three months ended September 30, 2017 and 2016, respectively, from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

The Company recorded debt modification expenses in the amount of $40,000 during the three months ended September 30, 2017.

The Company recorded amortization of debt and warrant discounts and financing costs in the amounts of $633,422 and $458,855 during the three months ended September 30, 2017 and 2016, respectively.

The Company recorded interest expense of $373,768, primarily related to debt. This is an increase of $119,495 compared to the interest expense of $254,273 recorded during the three months ended September 30, 2016.

NET LOSS:

The Company had a net loss of $2,002,454 for the three months ended September 30, 2017 compared to net loss of $1,623,527 for the three months ended September 30, 2016. The higher net loss for the three months ended September 30, 2017 was primarily a result of the increased amortization of debt and warrant discount and financing costs as well as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements in this Form 10-Q are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at September 30, 2017 of $44,085,844. The Company has negative working capital of $14,151,326 as of September 30, 2017. The largest balances in current liabilities are for current portion of convertible debt, net ($7,339,290) accrued interest ($2,660,246) and unearned revenue ($2,057,607). The Company is in the process of negotiating with noteholders to convert accrued interest into long-term notes to reduce current liabilities and plans to ship goods to reduce the unearned revenue.

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

The Company does have $43,879 in cash as of September 30, 2017 as a result of an issuance of convertible debt. The Company has sufficient cash to operate for the next 12 months. Failure to raise additional capital or improve its performance in the next 12 months, however, may cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the three months ended September 30, 2017, the Company used $530,365 of cash for operating activities compared to a use of $1,030,923 in the three months ended September 30, 2016. The decrease in cash used for operating activities was due a higher net loss offset by less cash to service accounts payable and accrued liabilities. Cash from financing activities was $263,495 in the three months ended September 30, 2017 compared to cash used by financing activities of $16,795 in the three months ended September 30, 2016. The increase in cash provided by financing activities was primarily due to proceeds from the issuance of convertible notes along with the issuance of promissory notes, offset by the repayments of both.

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

The Company entered into a convertible promissory note (the “Note”) on July 20, 2017 to obtain funding for working capital purposes. The Note is issued as a convertible promissory note in the principal amount of $50,000 (the “Note”). The principal amount under the Note accrues interest at a rate of 12% per annum and is due on July 20, 2018. The conversion price of the common stock into which the principal amount, or the then outstanding interest due thereon, of this note is convertible shall be the lesser of (i) $0.06 per share or (ii) 70% of the price per share of the Company’s next equity or convertible debt issuance greater than $250,000. The note holder also received a warrant to purchase the Company’s common stock equal to 50% of the shares of common stock issuable upon conversion of the note with the exercise price per share of common stock of the lesser of $0.06 per share or 70% of the price per share of the Company’s next equity or convertible debt issuance greater than $250,000. The Company valued the debt discount at $26,963.

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

On August 31, 2017, the Company entered into a bridge not with an investor pursuant to which the Company issued a promissory note in the principal amount of $500,000. The note does not accrue interest. The Company repaid the note on September 13, 2017.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of September 30, 2017 and June 30, 2017, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,057,607 and $2,057,607 as of September 30, 2017 and June 30, 2017, respectively as unearned revenue.

Significant Customers

During the three months ended September 30, 2017, the Company had one customer which accounted for more than 10% of the Company’s revenues (74%). During the three months ended September 30, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (85%). As of September 30, 2017 and June 30, 2017, the Company had no accounts receivable balance.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three months ended September 30, 2017 and 2016, the Company incurred $88,629 and $150,132, respectively for research and development expense which are included in the consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The following table provides a summary of the carrying value of the Company’s Promissory Notes, as of September 30, 2017:

Balance at June 30, 2017	$7,216,032
Issuance of notes – net of financing costs	50,000
Extension of notes, increase in principal of $80,000, net of debt discount of $80,000	-
Payments on convertible notes payable	(283,500)
Re-class convertible note to notes payable	(15,000)
Debt discount on convertible notes due to beneficial conversion feature	(29,725)
Debt discount on convertible notes due to warrants	(20,275)
Accretion of debt and warrant discount and prepaid financing costs	521,758
Issuance of shares of common stock for convertible debt	(100,000)
Balance September 30, 2017	$7,339,290

There is no active market for the debt and the fair value was based on the delayed payment terms, the warrants issued as consideration of the debt issuance, the interest rate and the common stock issued as consideration of the debt issuance in addition to other facts and circumstances at the end of September 30, 2017 and June 30, 2017. The Company did not recognize a gain or loss on the valuation of debt during the three months ended September 30, 2017 and 2016.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Derivative liability – September 30, 2017	$69,195	$-	$-	$69,195
Derivative liability – June 30, 2017	$408,286	$-	$-	$408,286

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2017	$408,286
Derivative liability reclass into additional paid in capital upon notes conversion	(75,478)
Derivative liability reclass into additional paid in capital upon notes repayment	(219,672)
Derivative liability on new debt issuance	69,389
Change in fair value of derivative liability	(113,330)
Balance September 30, 2017	$69,195

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2017, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 116,992,079 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	1,714,286
Options vested and outstanding	8,899,908
Convertible debt and notes payable including accrued interest	2,214,909

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

Recent Accounting Pronouncements

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

PROVISION HOLDING, INC.

Dated: November 28, 2017	By:	/s/ Mark Leonard
	Name:	Mark Leonard
	Title:	Chief Executive Officer

