Form 10-Q
period 2017-12-31
Provision Holding, Inc.
filed 2018-02-20
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

There were 144,592,327 shares of the Registrant’s $0.001 par value common stock outstanding as of February 20, 2018.

 ITEM 1. FINANCIAL STATEMENTS

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	June 30, 2017
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$131,494	$310,749
Inventory, net	2,180,104	2,201,759
Prepaid expenses	196,240	196,240
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	2,510,838	2,711,748

PROPERTY AND EQUIPMENT, net of accumulated depreciation	12,986	17,569

INTANGIBLES, net of accumulated amortization	168,981	170,229

TOTAL ASSETS	$2,692,805	$2,899,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,297,860	$2,753,444
Payroll taxes, interest and penalties	784,916	663,840
Accrued interest	2,883,266	2,557,435
Unearned revenue	2,057,607	2,057,607
Derivative liability	605,221	408,286
Current portion of convertible debt, net of unamortized debt discount of $500,552 and $660,141 and net of unamortized warrant discount of $12,379 and $79,783 and net of financing costs of $104,338 and $322,229, respectively	7,723,416	7,216,032
Notes payable, net of unamortized debt discount of $107,823 and $74,821, respectively	757,177	220,179
Nonconvertible Series B Preferred Stock, related party	10	-

TOTAL CURRENT LIABILITIES	18,109,473	15,876,823

Convertible debt, net of current portion, net of unamortized debt discount of $132,258 and $-0- and net of unamortized share discount of $17,452 and $-0, respectively	290	-
TOTAL LIABILITIES	18,109,763	15,876,823

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Designated 1,000 Series A preferred stock, Issued and outstanding – Nil and Nil shares, respectively	-	-
Designated 1,000 Series B preferred stock, Issued and outstanding – 1,000 and Nil shares, respectively	-	-
Common stock, par value $0.001 per share Authorized –400,000,000 shares - issued and outstanding – 142,857,067 and 134,431,613, respectively	142,857	134,432
Common stock to be issued for services and cash, par value $0.001 per share, 1,415,789 and 475,000, respectively	58,000	34,250
Additional paid-in capital	30,331,319	28,987,431
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(45,899,134)	(42,083,390)

TOTAL STOCKHOLDERS’ DEFICIT	(15,416,958)	(12,977,277)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,692,805	$2,899,546

See accompanying notes to these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
REVENUES
Advertising revenues	$-	$158,700	$-	$158,700
Hardware revenues	-	101,325	15,750	110,195
Hardware revenues – related party	-	1,196,552	-	1,196,552
Software revenues – related party	-	16,614	-	66,456
TOTAL REVENUES	-	1,473,191	15,750	1,531,903
COST OF REVENUES	237,246	1,784,956	256,113	1,840,983
GROSS (LOSS) PROFIT	(237,246)	(311,765)	(240,363)	(309,080)
EXPENSES
General and administrative	678,951	693,730	1,695,799	1,516,539
Research and development	40,482	69,772	89,111	219,904
TOTAL OPERATING EXPENSES	719,433	763,502	1,784,910	1,736,443
LOSS FROM OPERATIONS	(956,679)	(1,075,267)	(2,025,273)	(2,045,523)
OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	47,440	2,561	160,770	62,418
Debt modification expense	-	-	(40,000)	-
Loss on settlement of debt	-	(48,000)	-	(48,000)
Amortization of debt and warrant discount and financing costs	(612,855)	(458,855)	(1,246,277)	(917,710)
Interest expense	(291,196)	(298,049)	(664,964)	(552,322)
TOTAL OTHER EXPENSE	(856,611)	(802,343)	(1,790,471)	(1,455,614)
LOSS BEFORE INCOME TAXES	(1,813,290)	(1,877,610)	(3,815,744)	(3,501,137)
Income tax expense	-	-	-	-
NET LOSS	$(1,813,290)	$(1,877,610)	$(3,815,744)	$(3,501,137)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	140,956,477	98,731,644	138,595,199	95,993,522

See accompanying notes to these unaudited condensed consolidated financial statements

 PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

UNAUDITED

	Preferred A Stock		Common Stock		Additional Paid-in	Shares to be	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Stock	Deficit	Deficit
Balance, June 30, 2017	-	$-	134,431,613	$134,432	$28,987,431	$34,250	$(50,000)	$(42,083,390)	$(12,977,277)
Issuance of common stock on conversion of debt and accrued interest	-	-	2,995,969	2,996	97,004	-	-	-	100,000
Issuance of common stock for services received	-	-	1,879,485	1,879	99,371	(26,250)	-	-	75,000
Issuance of warrants for services received	-	-	-	-	530	-	-	-	530
Issuance of common stock for cash, net	-	-	2,200,000	2,200	67,305	50,000		-	119,505
Relative fair value of warrants issued with stock for cash	-	-	-	-	40,495	-	-	-	40,495
Relative fair value of warrants issued with promissory note	-	-	-	-	157,750	-	-	-	157,750
Issuance of options for services received	-	-	-	-	520,133	-	-	-	520,133
Issuance of common stock for finance fees	-	-	1,350,000	1,350	66,150	-	-	-	67,500
Derivative liability reclass to additional paid in capital upon notes conversion	-	-	-	-	75,478	-	-	-	75,478
Derivative liability reclass to additional paid in capital upon notes repayment	-	-	-	-	219,672	-	-	-	219,672
Net loss for the six months ended December 31, 2017	-	-	-	-	-	-	-	(3,815,744)	(3,815,744)
Balance, December 31, 2017	-	$-	142,857,067	$142,857	$30,331,319	$58,000	$(50,000)	$(45,899,134)	$(15,416,958)

See accompanying notes to these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,815,744)	$(3,501,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	75,000	296,567
Loss on debt settlement	-	48,000
Debt modification expense	40,000	-
Depreciation expense	4,583	4,583
Inventory reserve	130,000	-
Amortization	1,248	1,248
Amortization of prepaid financing cost	243,891	412,370
Amortization of prepaid expenses	-	396,529
Amortization of debt discount	696,996	425,374
Amortization of warrant discount	87,727	141,940
Fair value of options expense	520,133	2,906
Fair value of warrants expense	530	30,626
Change in the fair value of derivative liability	(160,770)	(62,418)
Non-cash interest expense	217,662	-
Non-cash interest expenses paid by promissory noteholder on behalf of the Company	87,485	-
Changes in operating assets and liabilities:
Inventory	(108,345)	1,307,377
Prepaid expenses	-	-
Accounts payable and accrued liabilities	609,416	(317,142)
Preferred stock liability	10	(100)
Payroll taxes, interest and penalties	121,076	(30,210)
Accrued interest	336,352	153,111
Unearned revenue	-	(1,362,009)
NET CASH USED IN OPERATING ACTIVITIES	(912,750)	(2,052,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of fees	475,000	-
Payments on debt settlement	-	(16,795)
Payments on promissory notes	(5,000)
Proceeds from promissory notes, net of fees	103,495	-
Proceeds from the sale of common stock, net of fees	160,000	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	733,495	(16,795)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(179,255)	(2,069,180)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	310,749	2,175,543

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$131,494	$106,363

See accompanying notes to these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

UNAUDITED

	Six Months Ended December 31,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$146,232	$288,915
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$100,000	$1,240,470

Fair value of warrant issued for debt discount and deferred financing cost	$157,750	$-

Common stock to be issued now issued	$26,250	$254,166

Derivative liability reclass into additional paid in capital upon notes conversion	$75,478	$125,710

Payment of promissory note with issuance of promissory note	$500,000	$-

Derivative liability reclass into additional paid in capital upon notes repayment	$219,672	$-

Initial derivative liability and debt discount at the issuance of notes	$435,193	$-

Debt discount on promissory note issuance	$50,000	$-

Convertible note reclassified into promissory notes	$15,000	$-

Proceeds from promissory notes directly paid to convertible notes, accrued payable and expenses on behalf of the Company	$329,020	$-

Proceeds from convertible notes directly paid to accounts payable and expenses on behalf of the Company	$56,000	$-

Debt discount on modified convertible note	$80,000	$-

Shares issued in conjunction with convertible note issuance accounted as debt discount on shares	$17,500	$-

See accompanying notes to these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

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

Going Concern and Management Plans

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at December 31, 2017 of $45,899,134. The Company has negative working capital of $15,598,635 as of December 31, 2017. Additionally, the Company has approximately $9,355,685 convertible debt and promissory notes currently due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Basis of presentation

Throughout this report, the terms “we”, “us”, “ours”, “Provision” and “company” refer to Provision Holding, Inc., including its wholly-owned subsidiary. The condensed consolidated balance sheet presented as of June 30, 2017 has been derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, (instructions to Form 10-Q and Article 8 of Regulation S-X). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the fiscal year ended June 30, 2017 included in Provision’s Annual Report on Form 10-K filed with the SEC on October 13, 2017. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results for the fiscal year ending June 30, 2018.

Principles of Consolidation and Reporting

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended December 31, 2017 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of December 31, 2017 and June 30, 2017, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,057,607 and $2,057,607 as of December 31, 2017 and June 30, 2017, respectively as unearned revenue.

Significant Customers

During the three months ended December 31, 2017, the Company no sales and no significant customers. During the six months ended December 31, 2017, the Company had one customer which accounted for more than 10% of the Company’s revenues (74%). During the three and six months ended December 31, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (82% and 82%, respectively). As of December 31, 2017 and June 30, 2017, the Company had no accounts receivable balance.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three and six months ended December 31, 2017 and 2016, the Company incurred $40,482 and $89,111, and $69,772 and $219,904 respectively for research and development expense which are included in the consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The following table provides a summary of the carrying value of the Company’s Convertible Promissory Notes, as of December 31, 2017:

Balance at June 30, 2017	$7,216,032
Issuance of notes – net of financing costs	475,000
Extension of notes, increase in principal of $80,000 net of debt discount of $80,000	-
Payments on convertible notes payable by promissory holders	(283,500)
Re-class convertible note to notes payable	(15,000)
Payments of accounts payable from note proceeds	30,000
Debt discount on convertible notes due to beneficial conversion feature	(414,918)
Debt discount on convertible notes due to warrants	(20,275)
Debt discount on convertible notes due to shares issued	(17,500)
Accretion of debt and warrant discount and share discount and prepaid financing costs	853,867
Issuance of shares of common stock for convertible debt	(100,000)
Balance December 31, 2017	$7,723,706

There is no active market for the debt and the fair value was based on the delayed payment terms, the warrants issued as consideration of the debt issuance, the interest rate and the common stock issued as consideration of the debt issuance in addition to other facts and circumstances at the end of December 31, 2017 and June 30, 2017. The Company did not recognize a gain or loss on the valuation of debt during the three and six months ended December 31, 2017 and 2016.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Derivative liability – December 31, 2017	$605,221	$-	$-	$605,221
Derivative liability – June 30, 2017	$408,286	$-	$-	$408,286

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2017	$408,286
Derivative liability reclass into additional paid in capital upon notes conversion	(75,478)
Derivative liability reclass into additional paid in capital upon notes repayment	(219,672)
Derivative liability on new debt issuance	652,855
Change in fair value of derivative	(160,770)
Balance December 31, 2017	$605,221

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2017, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 134,284,729 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	1,977,444
Options vested and outstanding	8,899,908
Convertible debt and notes payable including accrued interest	13,217,458

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

Recent Accounting Pronouncements

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. Management has evaluated the impact of adopting ASU 2017-13 and does not anticipate significant changes.

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

The carrying value of inventory consisted of the following:

	December 31, 2017	June 30, 2017

Raw materials	$138,572	$30,227
Finished goods	2,328,897	2,328,897
	2,467,469	2,359,124
Less Inventory reserve	(287,365)	(157,365)
Total	$2,180,104	$2,201,759

During the six months ended December 31, 2017, the inventory reserve increased $130,000. During the year ended June 30, 2017, the inventory reserve remained unchanged.

NOTE 3	PREPAID EXPENSES

The Company prepaid certain expenses related to software licensing fees. At December 31, 2017 and June 30, 2017, $196,240 and $196,240, respectively, of these expenses remains to be amortized over the useful life through December 29, 2020.

NOTE 4	PROPERTY and EQUIPMENT, net

Property and equipment consists of the following:

	December 31, 2017	June 30, 2017

Furniture and fixtures	$12,492	$12,492
Computer equipment	39,180	39,180
Equipment	4,493	4,493
	56,165	56,165
Less accumulated depreciation	(43,179)	(38,596)
Total	$12,986	$17,569

The aggregate depreciation charge to operations was $2,292 and $2,292 and $4,583 and $4,583 for three and six months ended December 31, 2017 and 2016, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 5	PREPAID FINANCING COSTS

The Company pays financing costs to consultants and service providers related to certain financing transactions. The financing costs are then amortized over the respective life of the financing agreements. As such, the Company has unamortized prepaid financing costs of $104,338 and $322,229 at December 31, 2017 and June 30, 2017, respectively. Prepaid financing costs are presented with the net convertible debt as appropriate.

The aggregate amortization of prepaid financing cost charged to operations was $84,791 and $206,185 and $243,891 and $412,370 for three and six months period ended December 31, 2017 and 2016, respectively.

NOTE 6	INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	December 31, 2017	June 30, 2017

Patents in process	$142,116	$142,116
Patents issued	58,037	58,037
	200,153	200,153

Less accumulated amortization	(31,172)	(29,924)

Total	$168,981	$170,229

The aggregate amortization expense charged to operations was $624 and $624 and $1,248 and $1,248 for three and six months ended December 31, 2017 and 2016, respectively. The amortization policies followed by the Company are described in Note 1.

As of December 31, 2017, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2018 (remaining months)	$1,248
June 30, 2019	2,496
June 30, 2020	2,496
June 30, 2021	2,496
June 30, 2022	2,496
Thereafter	157,749

Total	$168,981

NOTE 7	CONVERTIBLE DEBT

Convertible debt consists of the following:

	December 31, 2017	June 30, 2017

Convertible notes payable, annual interest rate of 10% to 12%, due dates range from May 2010 to December 2020 and convertible into common stock at a rate of $0.04 to $1.00 per share. (a) (b).	$7,740,685	$7,528,185
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017. The note is in default.	750,000	750,000
Unamortized prepaid financing costs	(104,338)	(322,229)
Unamortized warrants discount to notes	(12,379)	(79,783)
Unamortized share discount to notes	(17,452)	-
Unamortized debt discount	(632,810)	(660,141)
	7,723,706	7,216,032
Less current portion	(7,723,416)	(7,216,032)
Convertible debt, net of current portion and debt discount	$290	$-

(a)	Out of above, $7,056,285 of these notes are in default

(b)	On August 29, 2017, the Company, The collateral agent (“Collateral Agent”) for the holders (the “Noteholders”) of the 12% Series A Senior Secured Convertible Promissory Notes (the “Notes”); and Alexander Capital, L.P., representative for the Noteholders entered into the settlement agreement. WHEREAS, the Noteholders hold $4,887,800 in Notes, secured by the assets of the Company and convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share, with due dates from August 28, 2017 to May 11, 2018 and the Company desires an extension of the Notes.

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

As of December 31, 2017, only $400,000 of notes have been extended and no others.  The Company determined this settlement as a debt modification and was accounted $80,000 as a debt discount on modified convertible debt. The Company recorded $3,288 and $-0- and $16,885 and $-0- as amortization of debt discount for the three and six months ended December 31, 2017 and 2016, respectively, as per the effective interest rate method. The Company recorded $2,367 and $-0- and $16,885 and $-0- as interest expense for the three and six months ended December 31, 2017 and 2016, respectively, as per the effective interest rate method.

The Company is not paying a fee unless notes are extended. During the three and six months ended December 31, 2017, the Company paid $0 and $40,000 fee and accounted as debt modification expenses.

During the six months ended December 31, 2017 holders of the Notes converted $100,000 into 2,995,969 shares of the Company’s common stock. The determined fair value of the debt derivatives of $75,478 was reclassified into equity during the six months ended December 31, 2017.

During the six months ended December 31, 2017, the Company repaid $283,500 of principal to holders of the Notes. The determined fair value of the debt derivatives of $219,672 was reclassified into equity during the six months ended December 31, 2017.

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

On October 26, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $128,000. The principal amount under the Note accrues interest at a rate of 12% per annum and is due on July 30, 2018. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 61% of the average of the three lowest trading prices during the period of ten days prior to the conversion. The Note accrues interest at a rate of 12% per annum and matures on July 30, 2018.

On November 22, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $150,000. The principal amount under the Note accrues interest at a rate of 10% per annum and is due on December 22, 2018. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading prices during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 10% per annum and matures on December 22, 2018.

On December 11, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $53,000. The principal amount under the Note accrues interest at a rate of 12% per annum and is due on September 20, 2018. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 61% of the average of the three lowest trading prices during the period of ten days prior to the conversion. The Note accrues interest at a rate of 12% per annum and matures on September 20, 2018.

On December 29, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $150,000. The principal amount under the Note accrues interest at a rate of 0% per annum and is due on December 29, 20120 The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible at the following price: (i) if no Event of Default (as defined herein) has occurred and the date of conversion is prior to the date that is one hundred eighty (180) days after the Issuance Date, $0.05, or (ii) if an Event of Default has occurred or the date of conversion is on or after the date that is one hundred eighty (180) days after the Issuance Date, the lesser of (a) $0.05 or (b) Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures (provided, further, that if either the Company is not DWAC Operational at the time of conversion or the Common Stock is traded on the OTC Pink (“OTCP”) at the time of conversion, then Sixty Five percent (65%) shall automatically adjust to Sixty percent (60%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of conversion of the Debentures). The Note accrues interest at a rate of 0% per annum and matures on December 29, 2020.

For the three and six months ended December 31, 2017 and 2016, $19,363 and $70,970 and $87,679 and $141,940 were expensed in the statement of operation as amortization of warrant discount and shown as interest expenses, respectively. For the three and six months ended December 31, 2017 and 2016, $230,979 and $243,674 and $522,033 and $425,374 was amortized of debt discount and shown as interest expenses, respectively.

The aggregate amortization of prepaid financing cost charged to operations was $84,791 and $206,185 and $243,891 and $412,370 for the three and six months ended December 31, 2017 and 2016, respectively.

Accrued and unpaid interest for convertible notes payable at December 31, 2017 and June 30, 2017 was $1,930,961 and $1,678,992, respectively.

For the three and six months ended December 31, 2017 and 2016, $197,604 and $267,872 and $455,232 and $450,496, was charged as interest on debt and shown as interest expenses, respectively.

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

On October 26, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $128,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 61% of the average of the three lowest trading prices during the period of ten days prior to the conversion. The Note accrues interest at a rate of 12% per annum and matures on July 30, 2018.

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

The initial fair value of the embedded debt derivative of $123,588 was allocated as a debt discount due to the beneficial conversion feature $81,836 and was determined using intrinsic value with the remainder $41,752 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	138%,
(3) risk-free interest rate of	1.43%,
(4) expected life of	9 months
(5) fair value of the Company’s common stock of	$0.05 per share.

On November 22, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $150,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading prices during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 10% per annum and matures on December 22, 2018.

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

The initial fair value of the embedded debt derivative of $129,673 was allocated as a debt discount due to the beneficial conversion feature $117,857 and was determined using intrinsic value with the remainder $11,816 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	135%,
(3) risk-free interest rate of	1.61%,
(4) expected life of	13 months
(5) fair value of the Company’s common stock of	$0.05 per share.

On December 11, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $53,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 61% of the average of the three lowest trading prices during the period of ten days prior to the conversion. The Note accrues interest at a rate of 12% per annum and matures on September 20, 2018.

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

The initial fair value of the embedded debt derivative of $70,045 was allocated as a debt discount due to the beneficial conversion feature $53,000 and was determined using intrinsic value with the remainder $17,045 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	137%,
(3) risk-free interest rate of	1.69%,
(4) expected life of	9 months
(5) fair value of the Company’s common stock of	$0.05 per share.

On December 29, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $150,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible at the following price: (i) if no Event of Default (as defined herein) has occurred and the date of conversion is prior to the date that is one hundred eighty (180) days after the Issuance Date, $0.05, or (ii) if an Event of Default has occurred or the date of conversion is on or after the date that is one hundred eighty (180) days after the Issuance Date, the lesser of (a) $0.05 or (b) Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures (provided, further, that if either the Company is not DWAC Operational at the time of conversion or the Common Stock is traded on the OTC Pink (“OTCP”) at the time of conversion, then Sixty Five percent (65%) shall automatically adjust to Sixty percent (60%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of conversion of the Debentures). The Note accrues interest at a rate of 0% per annum and matures on December 29, 2020.

In conjunction with above note, the holder received 350,000 shares as well. The fair value of shares considered $17,500 and accounted as a debt discount due to shares issued.

Further, due to the variable conversion price associated with this convertible promissory note, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.

The initial fair value of the embedded debt derivative of $260,160 was allocated as a debt discount due to the beneficial conversion feature $132,500 and was determined using intrinsic value with the remainder $127,660 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	131%,
(3) risk-free interest rate of	1.98%,
(4) expected life of	36 months
(5) fair value of the Company’s common stock of	$0.05 per share.

During the three and six months ended December 31, 2017 and 2016, the Company recorded the gain in fair value of derivative $47,440 and $2,561 and $160,770 and $62,418, respectively.

For the three and six months ended December 31, 2017 and 2016, $482,635 and $$567,314 and $612,476 and $567,314, respectively, was expensed in the statement of operation as amortization of debt and warrant discount and shares discount related to above convertible notes portion and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2017	$408,286
Derivative liability reclass into additional paid in capital upon notes conversion	(75,478)
Derivative liability reclass into additional paid in capital upon notes repayment	(219,672)
Derivative liability on new debt issuance	652,855
Change in fair value of derivative	(160,770)
Balance December 31, 2017	$605,221

NOTE 9	NOTES PAYABLE

The following table provides a summary of the changes of the Company’s Promissory Notes liabilities as of December 31, 2017:

Balance at June 30, 2017	$220,179
Issuance of notes	1,060,000
Reclass notes payable from convertible notes	15,000
Debt discount / finance cost on notes	(207,750)
Repayments on promissory notes	(505,000)
Accretion of debt discount /financing costs	174,748
Balance December 31, 2017	$757,177

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

For the three and six months ended December 31, 2017 and 2016, $82,473 and $-0- and $174,748 and $-0-, respectively, was expensed in the statement of operations as amortization of debt discount related to the notes and show as interest expenses. The unamortized debt discount was $107,823 and $74,821 at December 31, 2017 and June 30, 2017, respectively.

At December 31, 2017 and June 30, 2017, $865,000 and $295,000, respectively, of debt was outstanding with interest rates of 5% to 12%.

Accrued and unpaid interest for these notes payable at December 31, 2017 and June 30, 2017 were $68,126 and $32,074, respectively.

For the three and six months ended December 31, 2017 and 2016, $11,006 and $1,022 and $27,028 and $2,044 was charged as interest on debt and shown as interest expenses, respectively.

NOTE 10	COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $50,384 and $48,099 for the six months ended December 31, 2017 and 2016, respectively. On March 2, 2016, the Company entered into an Amendment to Lease in order to extend the current lease through March 31, 2019. The lease calls for monthly rent of $6,719 per month for the period of April 1, 2016 through March 31, 2017. The monthly rent increases 4% for each of the next two years.

The future minimum payments under this lease are as follows:

Fiscal year ending, June 30:
2018	$42,768
2019	65,412

Total	$108,180

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $784,916 and $663,840 at December 31, 2017 and June 30, 2017, respectively.

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

The Provision “topper” has been designed by an award winning industrial designer, and began assembling the prototype in August, 2017. The Company began to manufacture, ship and install toppers in December 2017. As of February 12, 2018, the Company has shipped a total of 82 toppers to grocery retailer Giant Eagle, located in Ohio and Pennsylvania, and installed a total of 62 toppers in these stores.

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

Preferred Stock

The Company is authorized to issue 4,000,000 shares of Preferred Stock with a par value of $0.001 per share as of December 31, 2016. Preferred shares issued and outstanding at December 31, 2017 and June 30, 2017 were 1,000 and Nil shares, respectively.

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

The Company has filed a Certificate of Designation with the Secretary of the State of Nevada on November 20, 2017 for the designation of Series B Preferred stock and upon filing the Company issued 1,000 shares of Series B preferred stock, par value $0.001 per share, of the Company designated “Super Voting Preferred Stock”.

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

On November 30, 2017, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada to effect an increase in the number of the Company’s authorized common shares from 300,000,000 to 400,000,000. The increase in the authorized number of shares of common stock was approved by the Board of Director of the Company on November 30, 2017 and holders of more than 50% of the voting power of the Company’s capital stock. The Company’s ticker symbol and CUSIP remain unchanged.

As of December 31, 2017 and June 30, 2017, there were 142,857,067 and 134,431,613 shares of common stock issued and outstanding, respectively.

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

On October 2, 2017, the Company entered into consulting services arrangement in exchange issued 800,000 shares of common stock valued at $40,000.

On November 6, 2017, the Company issued 1,000,000 shares of common stock as payment of funding fees related to debts received in August 2017. The shares were recorded with a value of $50,000.

On November 6, 2017, the Company issued 1,000,000 shares of common stock in connection with a stock subscription received August 21, 2017 in the amount of $50,000.

On November 7, 2017, the Company issued 300,000 shares of common stock as payment of a consulting agreement recorded with a value of $15,000.

On December 14, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 1,315,789 shares of Company’s common stock with an accredited investors (the “Investors”) for an aggregate purchase price of $50,000 at a price of $0.038 per share. The Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.05 per share and are exercisable for five-years from the date of issuance of the Warrant.  The Warrants are valued at $11,500. Net cash received after the warrant valuation of $11,500 was $38,500.  As of December 31, 2017, these shares were not issued and were accounted under “stock to be issued” line item.

On December 18, 2017, the Company issued 404,485 shares of common stock valued at $20,000 in exchange for services received under a consulting agreement.

On December 29, 2017, the Company issued 350,000 shares valued at $17,500 for the financing fee related to a convertible debt issuance.

Warrants

Warrant activity during the six months ended December 31, 2017, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2017	29,046,958	$0.14	$4,011,963
Granted	6,727,444	0.06	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at December 31, 2017	35,774,402	$0.12	$4,292,928

On July 20, 2017, the Company issued a $50,000 convertible debenture. The note bears interest at 12%, is due on July 20, 2018 and, is convertible into shares of the Company’s common stock at $0.06 per share along with 714,286 warrants issued (see Note 7).

The fair value of the described above warrants during the six months ended December 31, 2017, was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	1.22%;
(2) dividend yield of	0%;
(3) volatility factor of	130%;
(4) an expected life of the conversion feature of	36 months, and
(5) estimated fair value of the company’s common stock of	$0.06 per share.

On September 13, 2017, the Company issued a $500,000 promissory note. The note bears interest at 12%, is due on May 13, 2018 along with 1,250,000 warrants issued monthly until the note is paid. Accordingly, during the period ended December 31, 2017, the Company has issued 5,000,000 warrants with an aggregate value of $157,750 recorded as debt discount. During the three and six months ended December 31, 2017 and 2016, the Company amortized $46,406 and $-0- and $49,927 and $-0- as interest expense related to the notes and shown as interest expense.

The fair value of the described above warrants during the six months ended December 31, 2017, was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	1.16%, 1.39%, 1.55%, 1.68%;
(2) dividend yield of	0%, 0%, 0%,0%;
(3) volatility factor of	138%, 141%, 139%, 136%;
(4) an expected life of the conversion feature of	21-24 months, and
(5) estimated fair value of the company’s common stock of	$0.06, $0.05, $0.04 and $0.05 per share.

During the three and six months ended December 31, 2017 and 2016, the Company recorded $-0- and $32,212 and $530 and $33,532 of stock compensation expense related to warrants issued in prior years, respectively.

Stock Option Plan

Stock option activity during the six months ended December 31, 2017 is as follows:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2017	150,000	$0.26	$38,500
Granted	12,899,908	0.05	-
Exercised	-	-	-
Expired	(150,000)	-	-
Outstanding December 31, 2017	12,899,908	$0.05	$644,995
Exercisable at December 31, 2017	12,389,908	$0.05	$619,495
Un-exercisable at December 31, 2017	-	$-	$-

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”). As of December 31, 2017, there were 3,324,149 shares available for issuance under the Plan.  The Plan is administered by the Company’s Board of Directors, (the “Board”).

As of December 31, 2017, the Plan provides for the granting of non-qualified and incentive stock options to purchase up to 5,000,000 shares of common stock. Options vest at rates set by the Board, not to exceed five years and are exercisable up to ten years from the date of issuance. The option exercise price is set by the Board at time of grant. Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the six months December 31, 2017, the Company granted non statutory options to the board and officers which were not issued as part of the above plan but were rather issued outside of the plan. The option has exercise price of $0.045 with the term of 5 years.

On October 3, 2017, the Company issued 4,000,000 stock options to an employee. The options have an exercise price of $0.045 and a term of five years. At December 31, 2017, 3.500.000 of the options were vested with the remaining 500,000 options to vest over the next three months.

During the three and six months ended December 31, 2017 and 2016, the Company issued 4,000,000 and -0- and 12,899,908 and 50,000 options outside the stock option plan and recorded $167,650 and $-0- and $516,526 and $1,320 of stock compensation expense, respectively.

During the three and six months ended December 31, 2017 and 2016, the Company recorded $-0- and $-0- and $3,607 and $-0- of stock compensation expense related to options issued in prior years, respectively.

The fair value of options exercised in the three and six months ended December 31, 2017 and 2016 was approximately $-0- and $-0- and $-0- and $-0-, respectively.

As of December 31, 2017 and 2016, there was $23,950 and $-0- of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans, respectively.

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

For the three and six months ended December 31, 2017 and 2016 total revenue includes $-0- and $1,213,166 and $-0- and $1,263,008, respectively, revenue from a related party. Also, total unearned revenue as of December 31, 2017 of $2,057,607 includes $1,256,607 advance for sales order received from a related party.

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

The Company initiated an action against DB in November 2016 seeking declaratory judgment. After the execution of the LLC Agreement, both DB and the Company performed their respective duties. The Company caused numerous kiosks to be manufactured for placement in retail stores in accordance with the PSA, maintained and serviced these kiosks. DB provided funds to ProDava for, the production of kiosks and for expenses incurred by the Company in connection with the maintenance of servicing of the kiosks. In total, DB provided sums totaling $6.5 million. In the first quarter of 2016, DB ceased providing the funding required by the LLC Agreement. DB advised The Company that DB was analyzing information and that it would make a determination as to whether it would continue to provide funding in accordance with the LLC Agreement. The Company has been incurring the reimbursable expenses that were to be reimbursed by DB. The LLC Agreement provides that, in the event that DB fails to fund any portion of the total amount is was required to provide in accordance with the terms of the LLC Agreement, the LLC Agreement provides for the recalculation of the parties’ membership interests in ProDava. The Company filed an action in the Supreme Court of the State of New York in New York County (Index No. 656127/2016) to seed to recalculate the ownership percentage of ProDava. DB filed a motion to dismiss and the Company filed an action opposing such motion. The court initially denied the recalculation of the ownership percentage but allowed the Company to proceed to collect monetary damages. Pro Dava and DB filed a counterclaim for breach of contract. The Company believes it has adequate defenses against any claims made by Pro Dava and DB. The Company is close to a settlement agreement whereby both parties will drop all claims and DB will transfer its 80% ownership of ProDava to the Company so the Company will own 100% of ProDava.

On June 19, 2017, the Company received a letter from an attorney for Kiosk Information Systems (“KIS”) demanding payment of $1,272,360 for the balance due on kiosks held by KIS including $231,182 in interest. We are negotiating with KIS. No suit has been filed and the Company has accrued the full amount of the demand from KIS.

On September 5, 2017 the Company received a letter from an attorney representing Rite Aid Hdqtrs. Corp’s (“Rite Aid”), pursuant to which Rite Aid indicated its desire to terminate the Point of Sales Advertising Agreement (“Agreement”) with the Company. The Company is disputing Rite Aid’s ability to terminate the Agreement. Thereafter, on October 16, 2017, the Company initiated an arbitration before JAMS. The Company is in mediation with RiteAid and has received a monetary settlement from RiteAid in exchange for a termination of the agreement. The Company may reject the offer to keep the kiosks in RiteAid.

NOTE 14	SUBSEQUENT EVENTS

On January 8, 2018, the Company received $200,000 (the “Principal”) upon entering into two convertible promissory note to obtain funding for working capital purposes (the “Notes”). The Notes were issued as a convertible promissory note in the principal amount of $120,833. The notes carries an original issue discount of 10% or $12,083. The principal amount under the Note accrues interest at a rate of 5% per annum and is due on December 12, 2018. The conversion price of the common stock into which the principal amount, or the then outstanding interest due thereon, of this note is convertible shall be 70% multiplied by the lowest trading price for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The agreement calls for a back-end note with the same amount and terms. Funding for the back-end note has not occurred through the date of this filing.

On December 12, 2017, the Company entered into agreements, effective January 8, 2018, with an investor pursuant to which the Company reissued convertible promissory notes (“Reissued Notes”) from selling investors in the principal amount of for up to $150,000. Such Reissued Notes are convertible into shares of common stock at an initial conversion price subject to adjustment. The conversion price is the 70% of the current fair market price and accrues interest at a rate of 5% per annum and matures on December 12, 2018.

The term of the Reissued Notes agree with the Notes as the Reissued Notes would not have been issued without, and were contingent upon, the Company receiving the Principal. Otherwise, there would have been no business reason for the Company to enter into any agreement for the Reissued Notes. As such, no rights for the Reissued Notes were granted to the lenders that forwarded the Principal to the Company until January 8, 2018. As a result, there were no conversions, nor could there be any conversions until January 8, 2018. Since the Reissued Notes, nor the rights to the Reissued Notes, were not transferred until January 8, 2018, the effective dates for the Reissued Notes shall be January 8, 2018.

On January 22, 2018, the Company entered into a convertible promissory note to obtain funding for working capital purposes. The Note is issued as a convertible promissory note in the principal amount of $195,000. The note carries an original issue discount of 10% or $19,500. On January 30, 2018, the Company received the first tranche of the note in the amount of $65,000 with a net after the original issue discount of $58,500. The principal amount under the Note accrues interest at a rate of 10% per annum and is due on January 30, 2019. The conversion price of the common stock into which the principal amount, or the then outstanding interest due thereon, of this note is convertible shall be 61% multiplied by the lowest trading price for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date.

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

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. We successfully completed the pilot test phase with nine stores in Los Angeles, and have completed the manufacturing of, and received payment for, the first 200 3D Savings Center kiosks in March 2015. The Company began shipping the first 200 kiosks to be installed in stores at the end of March 2015. We have now shipped an additional 2503D Savings Center kiosks to its retail partner.  These kiosks are being installed in New York, Los Angeles, Detroit, Philadelphia and San Francisco retail locations.   Upon installation, which will be an ongoing process through February 2016, the Company will have 450 3D kiosks in five cities furthering its ability to promote both national and local consumer brands through paid advertising.  The Company will earn advertising revenue from advertisements in Rite Aid.

As of February 12, 2018 the Company has approximately 650 kiosks installed in Rite Aid stores. The Company is currently in discussions with Rite Aid regarding the stores which have 3D Savings Center kiosks installed and are being sold to Walgreens.

ProDava 3D

On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to help the Company launch the 3D network in Rite Aid. The agreement creates a newly-formed entity, ProDava 3D, LLC (“ProDava 3D”), to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. ProDava 3D may purchase up to $50 million in 3D Savings Center kiosks. The Company generated revenues and gross profit from the sale of machines to ProDava 3D during the six months ended December 31, 2016. The Company will also will earn advertising revenue from advertisements in Rite Aid earned by ProDava 3D.

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

Advertising Agencies

The Company has signed a partnership agreement with PRN, a Stratacache company and the leading provider of in-store shopper marketing solutions, to help expand national advertising sales solutions inside the retail store environment of pharmacy and grocery stores.

Provision has engaged Charter Digital Media and GRI LLC (GRC) to provide non-exclusive national advertising sales to the OTC (over-the-counter) and DTC (direct-to-consumer) brands in support of the 3D Saving Center kiosks being deployed inside Rite Aid.

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

The Provision “topper” has been designed by an award winning industrial designer, and began assembling the prototype in August, 2017. The Company began to manufacture, ship and install toppers in December 2017. As of February 12, 2018, the Company has shipped a total of 82 toppers to grocery retailer Giant Eagle, located in Ohio and Pennsylvania, and installed a total of 62 toppers in these stores.

Joyful ATM partnership

In August 2017, the Company announced a multi-year agreement with Prosperity Investments, LLC, to integrate its 3D holographic display and coupon redemption platform into its Joyful ATM brand to increase in-store engagement and purchases at point-of-sale. Under the agreement, Provision and Prosperity will integrate Provision’s patented 3D holographic display systems into the Joyful ATM platform as a ‘topper’. Our couponing and loyalty card system software will be integrated into the Joyful ATM touch-screen interface. The Company expects to receive the first prototype of the Joyful ATM during the first quarter of 2018, and upon receipt will begin the software integration and industrial design of a new ‘topper’.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of December 31, 2017, we have eight employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2016

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	2017	2016
REVENUES
Advertising revenues	$-	$158,700
Hardware sales	-	101,325
Hardware sales – related party	-	1,196,552
Software revenues – related party	-	16,614
TOTAL REVENUES	-	1,473,191
COST OF REVENUES	237,246	1,784,956
GROSS (LOSS) PROFIT	(237,246)	(311,765)
EXPENSES
General and administrative	678,951	693,730
Research and development	40,482	69,772
TOTAL OPERATING EXPENSES	719,433	763,502
LOSS FROM OPERATIONS	(956,679)	(1,075,267)
OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	47,440	2,561
Loss on settlement of debt	-	(48,000)
Amortization of debt and warrant discount and financing costs	(612,855)	(458,855)
Interest expense	(291,196)	(298,049)
TOTAL OTHER EXPENSE	(856,611)	(802,343)
LOSS BEFORE INCOME TAXES	(1,813,290)	(1,877,610)
Income tax expense	-	-
NET LOSS	$(1,813,290)	$(1,877,610)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the three months ended December 31, 2017 were $-0-, a decrease from $1,473,191 generated in the three months ended December 31, 2016. The decrease in revenues was primarily a result in the decrease of revenues from related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the three months ended December 31, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (82%).

COST OF REVENUES

Cost of revenues for the three months ended December 31, 2017 was $237,246 from $1,784,956 incurred in the three months ended December 31, 2016. This is the result of our decrease in sales as mentioned above, partially offset by the increase in inventory reserve of $130,000 during the three months ended December 31, 2017.

OPERATING EXPENSES

The Company incurred $719,433 in operating expenses for the three months ended December 31, 2017, a decrease from $763,502 incurred during the three months ended December 31, 2016 primarily as a result of a $14,779 decrease in general and administrative expenses along with a decrease in research and development expenses of $29,290.

OTHER EXPENSES

The Company had various miscellaneous income and expenses.

The Company recognized a gain of $47,440 and $2,561 during the three months ended December 31, 2017 and 2016, respectively, from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

The Company recorded amortization of debt and warrant discounts and financing costs in the amounts of $612,855 and $458,855 during the three months ended December 31, 2017 and 2016, respectively.

The Company recorded interest expense of $291,196, primarily related to debt. This is a decrease of $6,853 compared to the interest expense of $298,049 recorded during the three months ended December 31, 2016.

NET LOSS:

The Company had a net loss of $1,813,290 for the three months ended December 31, 2017 compared to net loss of $1,877,610 for the three months ended December 31, 2016. The lower net loss for the three months ended December 31, 2017 was primarily a result of the decreased expenses due to limited activities.

SIX MONTHS ENDED DECEMBER 31, 2017 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2016

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	2017	2016
REVENUES
Advertising revenues	$-	$158,700
Hardware sales	15,750	110,195
Hardware sales – related party	-	1,196,552
Software revenues – related party	-	66,456
TOTAL REVENUES	15,750	1,531,903
COST OF REVENUES	256,113	1,840,983
GROSS (LOSS) PROFIT	(240,363)	(309,080)
EXPENSES
General and administrative	1,695,799	1,516,539
Research and development	89,111	219,904
TOTAL OPERATING EXPENSES	1,784,910	1,736,443
LOSS FROM OPERATIONS	(2,025,273)	(2,045,523)
OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	160,770	62,418
Debt modification expenses	(40,000)	-
Loss on settlement of debt	-	(48,000)
Amortization of debt and warrant discount and financing costs	(1,246,277)	(917,710)
Interest expense	(664,964)	(552,322)
TOTAL OTHER EXPENSE	(1,790,471)	(1,455,614)
LOSS BEFORE INCOME TAXES	(3,815,744)	(3,501,137)
Income tax expense	-	-
NET LOSS	$(3,815,744)	$(3,501,137)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the six months ended December 31, 2017 were $15,750, a decrease from $1,531,903 generated in the six months ended December 31, 2016. The decrease in revenues was primarily a result in the decrease of revenues from related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the six months ended December 31, 2017 the Company had one customers which accounted for more than 10% of the Company’s revenues (74%). During the six months ended December 31, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (82%).

COST OF REVENUES

Cost of revenues for the six months ended December 31, 2017 was $256,113 from $1,840,983 incurred in the six months ended December 31, 2016. This is the result of our decrease in sales as mentioned above, partially offset by the increase in inventory reserve of $130,000 during the six months ended December 31, 2017.

OPERATING EXPENSES

The Company incurred $1,784,910 in operating expenses for the six months ended December 31, 2017, an increase from $1,736,443 incurred during the six months ended December 31, 2016 primarily as a result of a $179,260 increase in general and administrative expenses offset by a decrease in research and development expenses of $130,793. General and administrative expenses for the six months ended December 31, 2017 increased primarily as a result of accounting and legal costs along with the non-cash compensation related to the issuance of options.

OTHER EXPENSES

The Company had various miscellaneous income and expenses.

The Company recognized a gain of $160,770 and $62,418 during the six months ended December 31, 2017 and 2016, respectively, from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

The Company recorded debt modification expenses in the amount of $40,000 during the six months ended December 31, 2017.

The Company recorded amortization of debt and warrant discounts and financing costs in the amounts of $1,246,277 and $917,710 during the six months ended December 31, 2017 and 2016, respectively.

The Company recorded interest expense of $664,964, primarily related to debt. This is an increase of $112,642 compared to the interest expense of $552,322 recorded during the six months ended December 31, 2016.

NET LOSS:

The Company had a net loss of $3,815,744 for the six months ended December 31, 2017 compared to net loss of $3,501,137 for the six months ended December 31, 2016. The higher net loss for the six months ended December 31, 2017 was primarily a result of the increased amortization of debt and warrant discount and financing costs as well as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements in this Form 10-Q are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at December 31, 2017 of $45,899,134. The Company has negative working capital of $15,598,635 as of December 31, 2017. The largest balances in current liabilities are for current portion of convertible debt, net ($7,723,416) accrued interest ($2,883,266) and unearned revenue ($2,057,607). The Company is in the process of negotiating with noteholders to convert accrued interest into long-term notes to reduce current liabilities and plans to ship goods to reduce the unearned revenue.

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

The Company does have $131,494 in cash as of December 31, 2017 as a result of an issuance of convertible debt. The Company has sufficient cash to operate for the next 12 months. Failure to raise additional capital or improve its performance in the next 12 months, however, may cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the six months ended December 31, 2017, the Company used $912,750 of cash for operating activities compared to a use of $2,052,385 in the six months ended December 31, 2016. The decrease in cash used for operating activities was due a higher net loss offset by less cash to service accounts payable, accrued liabilities and unearned revenue. Cash from financing activities was $733,495 in the six months ended December 31, 2017 compared to cash used by financing activities of $16,795 in the six months ended December 31, 2016. The increase in cash provided by financing activities was primarily due to proceeds from the issuance of convertible notes along with the issuance of promissory notes, offset by the repayments of both.

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

In the best interests of shareholders and to reflect expenses paid on behalf of ProDava, the Company initiated an action against DB in November 2016 seeking declaratory judgment. After the execution of the LLC Agreement, both DB and the Company performed their respective duties. The Company caused numerous kiosks to be manufactured for placement in retail stores in accordance with the PSA, maintained and serviced these kiosks. DB provided funds to ProDava for, the production of kiosks and for expenses incurred by the Company in connection with the maintenance of servicing of the kiosks. In total, DB provided sums totaling $6.5 million. In the first quarter of 2016, DB ceased providing the funding required by the LLC Agreement. DB advised The Company that DB was analyzing information and that it would make a determination as to whether it would continue to provide funding in accordance with the LLC Agreement. The Company has been incurring the reimbursable expenses that were to be reimbursed by DB. The LLC Agreement provides that, in the event that DB fails to fund any portion of the total amount is was required to provide in accordance with the terms of the LLC Agreement, the LLC Agreement provides for the recalculation of the parties’ membership interests in ProDava. The Company filed an action in the Supreme Court of the State of New York in New York County (Index No. 656127/2016) to seed to recalculate the ownership percentage of ProDava. DB filed a motion to dismiss and the Company filed an action opposing such motion. The court initially denied the recalculation of the ownership percentage but allowed the Company to proceed to collect monetary damages. Pro Dava and DB filed a counterclaim for breach of contract. The Company believes it has adequate defenses against any claims made by Pro Dava and DB. The Company is close to a settlement agreement whereby both parties will drop all claims and DB will transfer its 80% ownership of ProDava to the Company so the Company will own 100% of ProDava.

On June 19, 2017, the Company received a letter from an attorney for Kiosk Information Systems (“KIS”) demanding payment of $1,272,360 for the balance due on kiosks held by KIS including $231,182 in interest. We are negotiating with KIS. No suit has been filed and the Company has accrued the full amount of the demand from KIS.

On September 5, 2017 the Company received a letter from an attorney representing Rite Aid Hdqtrs. Corp’s (“Rite Aid”), pursuant to which Rite Aid indicated its desire to terminate the Point of Sales Advertising Agreement (“Agreement”) with the Company. The Company is disputing Rite Aid’s ability to terminate the Agreement. Thereafter, on October 16, 2017, the Company initiated an arbitration before JAMS. The Company is in mediation with RiteAid and has received a monetary settlement from RiteAid in exchange for a termination of the agreement.  The Company may reject the offer to keep the kiosks in RiteAid.

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

On October 26, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $128,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 61% of the average of the three lowest trading prices during the period of ten days prior to the conversion. The Note accrues interest at a rate of 12% per annum and matures on July 30, 2018.

On November 22, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $150,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading prices during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 10% per annum and matures on December 22, 2018.

On December 11, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $53,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 61% of the average of the three lowest trading prices during the period of ten days prior to the conversion. The Note accrues interest at a rate of 12% per annum and matures on September 20, 2018.

On December 29, 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $150,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible at the following price: (i) if no Event of Default (as defined herein) has occurred and the date of conversion is prior to the date that is one hundred eighty (180) days after the Issuance Date, $0.05, or (ii) if an Event of Default has occurred or the date of conversion is on or after the date that is one hundred eighty (180) days after the Issuance Date, the lesser of (a) $0.05 or (b) Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures (provided, further, that if either the Company is not DWAC Operational at the time of conversion or the Common Stock is traded on the OTC Pink (“OTCP”) at the time of conversion, then Sixty Five percent (65%) shall automatically adjust to Sixty percent (60%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of conversion of the Debentures). The Note accrues interest at a rate of 0% per annum and matures on December 29, 2020.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As of December 31, 2017 and June 30, 2017, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $2,057,607 and $2,057,607 as of December 31, 2017 and June 30, 2017, respectively as unearned revenue.

Significant Customers

During the three months ended December 31, 2017, the Company no sales and no significant customers. During the six months ended December 31, 2017, the Company had one customer which accounted for more than 10% of the Company’s revenues (74%). During the three and six months ended December 31, 2016 the Company had one customer which accounted for more than 10% of the Company’s revenues (82% and 82%, respectively). As of December 31, 2017 and June 30, 2017, the Company had no accounts receivable balance.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three and six months ended December 31, 2017 and 2016, the Company incurred $40,482 and $69,772 and $89,111 and $219,904, respectively for research and development expense which are included in the consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The following table provides a summary of the carrying value of the Company’s Promissory Notes, as of December 31, 2017:

Balance at June 30, 2017	$7,216,032
Issuance of notes – net of financing costs	475,000
Extension of notes, increase in principal of $80,000 net of debt discount of $80,000	-
Payments on convertible notes payable	(283,500)
Re-class convertible note to notes payable	(15,000)
Payments of accounts payable from note proceeds	30,000
Debt discount on convertible notes due to beneficial conversion feature	(414,918)
Debt discount on convertible notes due to warrants	(20,275)
Debt discount on convertible notes due to shares issued	(17,500)
Accretion of debt and warrant discount and share discount and prepaid financing costs	853,867
Issuance of shares of common stock for convertible debt	(100,000)
Balance December 31, 2017	$7,723,706

There is no active market for the debt and the fair value was based on the delayed payment terms, the warrants issued as consideration of the debt issuance, the interest rate and the common stock issued as consideration of the debt issuance in addition to other facts and circumstances at the end of December 31, 2017 and June 30, 2017. The Company did not recognize a gain or loss on the valuation of debt during the six months ended December 31, 2017 and 2016.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Derivative liability – December 31, 2017	$605,221	$-	$-	$605,221
Derivative liability – June 30, 2017	$408,286	$-	$-	$408,286

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2017	$408,286
Derivative liability reclass into additional paid in capital upon notes conversion	(75,478)
Derivative liability reclass into additional paid in capital upon notes repayment	(219,672)
Derivative liability on new debt issuance	652,855
Change in fair value of derivative	(160,770)
Balance December 31, 2017	$605,221

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2017, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 134,284,729 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	1,977,444
Options vested and outstanding	8,899,908
Convertible debt and notes payable including accrued interest	13,217,458

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

Recent Accounting Pronouncements

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. Management has evaluated the impact of adopting ASU 2017-13 and does not anticipate significant changes.

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

The Company initiated an action against DB in November 2016 seeking declaratory judgment. After the execution of the LLC Agreement, both DB and the Company performed their respective duties. The Company caused numerous kiosks to be manufactured for placement in retail stores in accordance with the PSA, maintained and serviced these kiosks. DB provided funds to ProDava for, the production of kiosks and for expenses incurred by the Company in connection with the maintenance of servicing of the kiosks. In total, DB provided sums totaling $6.5 million. In the first quarter of 2016, DB ceased providing the funding required by the LLC Agreement. DB advised The Company that DB was analyzing information and that it would make a determination as to whether it would continue to provide funding in accordance with the LLC Agreement. The Company has been incurring the reimbursable expenses that were to be reimbursed by DB. The LLC Agreement provides that, in the event that DB fails to fund any portion of the total amount is was required to provide in accordance with the terms of the LLC Agreement, the LLC Agreement provides for the recalculation of the parties’ membership interests in ProDava. The Company filed an action in the Supreme Court of the State of New York in New York County (Index No. 656127/2016) to seed to recalculate the ownership percentage of ProDava. DB filed a motion to dismiss and the Company filed an action opposing such motion. The court initially denied the recalculation of the ownership percentage but allowed the Company to proceed to collect monetary damages. Pro Dava and DB filed a counterclaim for breach of contract. The Company believes it has adequate defenses against any claims made by Pro Dava and DB. The Company is close to a settlement agreement whereby both parties will drop all claims and DB will transfer its 80% ownership of ProDava to the Company so the Company will own 100% of ProDava.

On June 19, 2017, the Company received a letter from an attorney for Kiosk Information Systems (“KIS”) demanding payment of $1,272,360 for the balance due on kiosks held by KIS including $231,182 in interest. We are negotiating with KIS. No suit has been filed and the Company has accrued the full amount of the demand from KIS.

On September 5, 2017 the Company received a letter from an attorney representing Rite Aid Hdqtrs. Corp’s (“Rite Aid”), pursuant to which Rite Aid indicated its desire to terminate the Point of Sales Advertising Agreement (“Agreement”) with the Company. The Company is disputing Rite Aid’s ability to terminate the Agreement. Thereafter, on October 16, 2017, the Company initiated an arbitration before JAMS. The Company is in mediation with RiteAid and has received a monetary settlement from RiteAid in exchange for a termination of the agreement.  The Company may reject the offer to keep the kiosks in RiteAid.

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

PROVISION HOLDING, INC.

Dated: February 20, 2018	By:	/s/ Mark Leonard
	Name:	Mark Leonard
	Title:	Chief Executive Officer

