Form 10-Q/A
period 2017-12-31
Provision Holding, Inc.
filed 2018-02-21
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE:

We are filing this 10-Q/A to amend the footnotes to the accompanying Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operation regarding contingencies. No other changes have been made to the original Form 10-Q. This Form 10-Q/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

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

PROVISION HOLDING, INC.

Dated: February 21, 2018	By:	/s/ Mark Leonard
	Name:	Mark Leonard
	Title:	Chief Executive Officer

