Form 10-Q
period 2018-03-31
Provision Holding, Inc.
filed 2018-05-21
CIK 1335493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

There were 163,784,225 shares of the Registrant’s $0.001 par value common stock outstanding as of May 21, 2018.

ITEM 1. FINANCIAL STATEMENTS

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	June 30, 2017
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$12	$310,749
Accounts receivable	6,700	-
Inventory, net	2,151,290	2,201,759
Prepaid expenses	296,240	196,240
Other current assets	3,000	3,000

TOTAL CURRENT ASSETS	2,457,242	2,711,748

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,942,749	17,569

INTANGIBLES, net of accumulated amortization	168,357	170,229

TOTAL ASSETS	$5,568,348	$2,899,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,680,094	$2,753,444
Payroll taxes, interest and penalties	833,777	663,840
Accrued interest	3,128,035	2,557,435
Unearned revenue	-	2,057,607
Warrants and Derivative liability	973,864	408,286
Current portion of convertible debt, net of unamortized debt discount of $468,955 and $660,141 and net of unamortized warrant discount of $6,110 and $79,783 and net of financing costs of $125,561 and $322,229, respectively	8,124,415	7,216,032
Notes payable, net of unamortized debt discount of $-0- and $74,821, respectively	865,000	220,179
Nonconvertible Series B Preferred Stock, related party	10	-

TOTAL CURRENT LIABILITIES	17,605,195	15,876,823

Convertible debt, net of current portion, net of unamortized debt discount of $121,378 and $-0- and net of unamortized share discount of $16,015 and $-0, respectively	12,607	-
TOTAL LIABILITIES	17,617,802	15,876,823

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share Authorized – 4,000,000 shares Designated 1,000 Series A preferred stock, Issued and outstanding – Nil and Nil shares, respectively	-	-
Designated 1,000 Series B preferred stock, Issued and outstanding – 1,000 and Nil shares, respectively	-	-
Common stock, par value $0.001 per share Authorized –400,000,000 shares - issued and outstanding – 152,671,220 and 134,431,613, respectively	152,672	134,432
Common stock to be issued for services and cash, par value $0.001 per share, 2,165,789 and 475,000, respectively	93,000	34,250
Additional paid-in capital	30,736,678	28,987,431
Less receivable for stock	(50,000)	(50,000)
Accumulated deficit	(42,981,804)	(42,083,390)

TOTAL STOCKHOLDERS’ DEFICIT	(12,049,454)	(12,977,277)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,568,348	$2,899,546

See accompanying notes to these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March,		Nine Months Ended March 31,
	2018	2017	2018	2017
REVENUES
Advertising revenues	$-	$185,317	$-	$344,017
Hardware revenues	17,223	-	32,973	110,195
Hardware revenues – related party	-	-	-	1,196,552
Software revenues – related party	-	-	-	66,456
TOTAL REVENUES	17,223	185,317	32,973	1,717,220
COST OF REVENUES	38,858	55,272	294,971	1,896,255
GROSS (LOSS) PROFIT	(21,635)	130,045	(261,998)	(179,035)
EXPENSES
General and administrative	621,486	833,681	2,317,285	2,350,220
Research and development	31,037	37,934	120,148	257,838
TOTAL OPERATING EXPENSES	652,523	871,615	2,437,433	2,608,058
LOSS FROM OPERATIONS	(674,158)	(741,570)	(2,699,431)	(2,787,093)
OTHER INCOME (EXPENSE)
Change in fair value of warrant and derivative liability	28,919	(18,584)	189,689	43,834
Debt modification expense	-	-	(40,000)	-
Gain on debt extinguishment	10,267	-	10,267	-
Loss on settlement of debt	-	-	-	(48,000)
Gain on settlement	4,189,808	-	4,189,808	-
Gain on sale of fixed assets	410,605	-	410,605	-
Amortization of debt and warrant discount and financing costs	(795,189)	(690,998)	(2,041,466)	(1,608,708)
Interest expense	(252,922)	(204,120)	(917,886)	(756,442)
TOTAL OTHER INCOME (EXPENSE)	3,591,488	(913,702)	1,801,017	(2,369,316)
INCOME (LOSS) BEFORE INCOME TAXES	2,917,330	(1,655,272)	(898,414)	(5,156,409)
Income tax expense	-	-	-	-
NET INCOME (LOSS)	$2,917,330	$(1,655,272)	$(898,414)	$(5,156,409)
NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$0.20	$(0.02)	$(0.01)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	146,861,920	106,217,807	141,310,545	99,364,166

See accompanying notes to these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

	Preferred A Stock		Common Stock		Additional Paid-in	Shares to be	Receivable for	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Stock	Deficit	Deficit
Balance, June 30, 2017	-	$-	134,431,613	$134,432	$28,987,431	$34,250	$(50,000)	$(42,083,390)	$(12,977,277)
Issuance of common stock on conversion of debt and accrued interest	-	-	8,810,122	8,810	220,600	-	-	-	229,410
Issuance of common stock for services received	-	-	1,879,485	1,880	99,370	8,750	-	-	110,000
Issuance of warrants for services received	-	-	-	-	6,726	-	-	-	6,726
Issuance of common stock for cash, net	-	-	6,200,000	6,200	39,665	50,000		-	95,865
Relative fair value of warrants issued with stock for cash	-	-	-	-	164,135	-	-	-	164,135
Relative fair value of warrants issued with promissory note	-	-	-	-	258,250	-	-	-	258,250
Issuance of options for services received	-	-	-	-	554,184	-	-	-	554,184
Issuance of common stock for finance fees	-	-	1,350,000	1,350	66,150	-	-	-	67,500
Derivative liability reclass to additional paid in capital upon notes conversion	-	-	-	-	120,495	-	-	-	120,495
Derivative liability reclass to additional paid in capital upon notes repayment	-	-	-	-	219,672	-	-	-	219,672
Net loss for the nine months ended March 31, 2018	-	-	-	-	-	-	-	(898,414)	(898,414)
Balance, March 31, 2018	-	$-	152,671,220	$152,672	$30,736,678	$93,000	$(50,000)	$(42,981,804)	$(12,049,454)

See accompanying notes to these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(898,414)	$(5,156,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of fixed assets	(410,605)	-
Gain on settlement	(4,189,808)	-
Gain on debt extinguishment	(10,267)	-
Non-cash compensation	110,000	424,390
Loss on debt settlement	-	48,000
Debt modification expense	40,000	-
Depreciation expense	36,640	6,875
Inventory reserve	130,000	-
Amortization	1,872	1,872
Amortization of prepaid financing cost	327,729	622,329
Amortization of prepaid expenses	-	396,529
Amortization of debt discount	1,258,647	669,136
Amortization of warrant discount	95,433	212,910
Fair value of options expense	554,184	4,496
Fair value of warrants expense	530	30,626
Change in the fair value of warrant and derivative liability	(189,689)	(43,834)
Non-cash interest expense	359,657	104,334
Non-cash interest expenses paid by promissory noteholder on behalf of the Company	87,485	-
Changes in operating assets and liabilities:
Accounts receivable	(6,700)	(12,000)
Inventory	(498,545)	1,307,377
Prepaid expenses	(100,000)	-
Accounts payable and accrued liabilities	991,650	(188,771)
Preferred stock liability	10	(100)
Payroll taxes, interest and penalties	169,937	32,110
Accrued interest	588,221	234,520
Unearned revenue	-	(1,362,009)
NET CASH USED IN OPERATING ACTIVITIES	(1,552,033)	(2,667,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of fees	882,801	355,000
Payments on debt settlement	-	(16,795)
Payments on promissory notes	(5,000)	61,500
Proceeds from promissory notes, net of fees	103,495	-
Proceeds from the sale of common stock, net of fees	260,000	730,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,241,296	1,129,705

NET DECREASE IN CASH AND CASH EQUIVALENTS	(310,737)	(1,537,914)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	310,749	2,175,543

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$12	$637,629

See accompanying notes to these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

UNAUDITED

	Nine Months Ended March 31,
	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$146,232	$521,923
Taxes paid	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of common stock for debt and accrued interest conversion	$229,410	$1,555,581

Fair value of warrant issued for debt discount and deferred financing cost	$264,446	$-

Common stock to be issued now issued	$26,250	$254,166

Derivative liability reclass into additional paid in capital upon notes conversion	$120,495	$125,710

Payment of promissory note with issuance of promissory note	$500,000	$-

Derivative liability reclass into additional paid in capital upon notes repayment	$219,672	$-

Initial warrant and derivative liability and debt discount at the issuance of notes	$735,755	$409,240

Debt discount on promissory note issuance	$50,000	$61,500

Convertible note reclassified into promissory notes	$15,000	$-

Proceeds from promissory notes directly paid to convertible notes, accrued payable and expenses on behalf of the Company	$329,020	$-

Proceeds from convertible notes directly paid to accounts payable and expenses on behalf of the Company	$76,000	$-

Debt discount on modified convertible note	$80,000	$-

Shares issued in conjunction with convertible note issuance accounted as debt discount on shares	$17,500	$-

Shares issued in conjunction with cashless warrant exercise	$-	$159

See accompanying notes to these unaudited condensed consolidated financial statements

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

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

Going Concern and Management Plans

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at March 31, 2018 of $42,981,804. The Company has negative working capital of $15,147,953 as of March 31, 2018. Additionally, the Company has approximately $9,590,041 convertible debt and promissory notes currently due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Basis of presentation

Throughout this report, the terms “we”, “us”, “ours”, “Provision” and “company” refer to Provision Holding, Inc., including its wholly-owned subsidiary. The condensed consolidated balance sheet presented as of June 30, 2017 has been derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, (instructions to Form 10-Q and Article 8 of Regulation S-X). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the fiscal year ended June 30, 2017 included in Provision’s Annual Report on Form 10-K filed with the SEC on October 13, 2017. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results for the fiscal year ending June 30, 2018.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

Principles of Consolidation and Reporting

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The Company uses a fiscal year end of June 30.

There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended March 31, 2018 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As March 31, 2018 and June 30, 2017, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $-0- and $2,057,607 as of March 31, 2018 and June 30, 2017, respectively as unearned revenue.

Significant Customers

During the three months ended March 31, 2018, the Company had two customers which accounting for more than 10% of the Company’s revenues (58% and 39%). During the nine months ended March 31, 2018, the Company had four customers which accounted for more than 10% of the Company’s revenues (36%, 30%, 20% and 10%). During the three months ended March 31, 2017, the Company had one customer which accounting for more than 10% of the Company’s revenues (94%). During the nine months ended March 31, 2017, the Company had two customers which accounted for more than 10% of the Company’s revenues (74% and 19%). As of March 31, 2018, the Company had one customer which represented 100% of the accounts receivable balance. As of June 30, 2017, the Company had no accounts receivable balance.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three and nine months ended March 31, 2018 and 2017, the Company incurred $31,037 and $120,148, and $37,934 and $257,838 respectively for research and development expense which are included in the consolidated statements of operations.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The following table provides a summary of the carrying value of the Company’s Convertible Promissory Notes, as of March 31, 2018:

Balance at June 30, 2017	$7,216,032
Issuance of notes – net of financing costs	882,801
Extension of notes, increase in principal of $80,000 net of debt discount of $80,000	-
Payments on convertible notes payable by promissory holders	(283,500)
Re-class convertible note to notes payable	(15,000)
Gain on debt extinguishment	(10,267)
Payments of accounts payable from note proceeds	30,000
Debt discount on convertible notes due to beneficial conversion feature	(715,501)
Debt discount on convertible notes due to warrants	(20,275)
Debt discount on convertible notes due to shares issued	(17,500)
Accretion of debt and warrant discount and share discount and prepaid financing costs	1,298,738
Issuance of warrants for financing cost	(6,196)
Issuance of shares of common stock for convertible debt	(222,310)
Balance March 31, 2018	$8,137,022

There is no active market for the debt and the fair value was based on the delayed payment terms, the warrants issued as consideration of the debt issuance, the interest rate and the common stock issued as consideration of the debt issuance in addition to other facts and circumstances at the end of March 31, 2018 and June 30, 2017. The Company recognized a gain on the valuation of debt during the three and nine months ended March 31, 2018 and 2017 of $10,267 and $10,267, respectively, related to the debt extinguishment.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Warrants and Derivative liability – March 31, 2018	$973,864	$-	$-	$973,864
Derivative liability – June 30, 2017	$408,286	$-	$-	$408,286

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2017	$408,286
Derivative liability reclass into additional paid in capital upon notes conversion	(120,495)
Derivative liability reclass into additional paid in capital upon notes repayment	(219,672)
Warrants and Derivative liability on new debt issuance	1,095,434
Change in fair value of warrants and derivative liability	(189,689)
Balance March 31, 2018	$973,864

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2018, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 193,847,586 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	2,363,553
Convertible debt and notes payable including accrued interest	61,713,891

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

The carrying value of inventory consisted of the following:

	March 31, 2018	June 30, 2017

Raw materials	$259,326	$30,227
Finished goods	2,179,329	2,328,897
	2,438,655	2,359,124
Less Inventory reserve	(287,365)	(157,365)
Total	$2,151,290	$2,201,759

During the nine months ended March 31, 2018, the inventory reserve increased $130,000. During the year ended June 30, 2017, the inventory reserve remained unchanged.

On February 21, 2018, the Company received inventory valued at $42,527 in consideration of the full and final settlement of all claims and counterclaims DB transferred, assigned and conveyed the entirety of its membership interest in ProDava 3D, together with all obligations and liabilities of its as a member of ProDava 3D, to the Company (see Note 12).

NOTE 3 PREPAID EXPENSES

The Company prepaid certain expenses related to software licensing fees and investor related fees. At March 31, 2018 and June 30, 2017, $296,240 and $196,240, respectively, of these expenses remains to be amortized over the useful life through December 29, 2020.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

NOTE 4 PROPERTY and EQUIPMENT, net

Property and equipment consists of the following:

	March 31, 2018	June 30, 2017

Equipment on location	$2,961,820	$-
Furniture and fixtures	12,492	12,492
Computer equipment	39,180	39,180
Equipment	4,493	4,493
	3,017,985	56,165
Less accumulated depreciation	(75,236)	(38,596)
Total	$2,942,749	$17,569

The aggregate depreciation charge to operations was $32,057 and $2,292 and $36,640 and $6,875 for three and nine months ended March 31, 2018 and 2017, respectively. The depreciation policies followed by the Company are described in Note 1.

On February 21, 2018, the Company received 659 kiosk units valued at $2,890,674 as the result of the settlement and release agreement. See Note 12.

During the nine months ended March 31, 2018, the Company sold 89 kiosk units, valued at $390,395 for $801,000 and recognized a gain on the sale of fixed assets in the amount of $410,605.

NOTE 5 PREPAID FINANCING COSTS

The Company pays financing costs to consultants and service providers related to certain financing transactions. The financing costs are then amortized over the respective life of the financing agreements. As such, the Company has unamortized prepaid financing costs of $125,561 and $322,229 at March 31, 2018 and June 30, 2017, respectively. Prepaid financing costs are presented with the net convertible debt as appropriate.

The aggregate amortization of prepaid financing cost charged to operations was $83,838 and $209,958 and $327,729 and $622,328 for three and nine months period ended March 31, 2018 and 2017, respectively.

NOTE 6 INTANGIBLES, net of accumulated amortization

Intangibles consist of the following:

	March 31, 2018	June 30, 2017

Patents in process	$142,116	$142,116
Patents issued	58,037	58,037
	200,153	200,153

Less accumulated amortization	(31,796)	(29,924)

Total	$168,357	$170,229

The aggregate amortization expense charged to operations was $624 and $624 and $1,872 and $1,872 for three and nine months ended March 31, 2018 and 2017, respectively. The amortization policies followed by the Company are described in Note 1.

As of March 31, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year ending,
June 30, 2018 (remaining months)	$624
June 30, 2019	2,496
June 30, 2020	2,496
June 30, 2021	2,496
June 30, 2022	2,496
Thereafter	157,749

Total	$168,357

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

NOTE 7 CONVERTIBLE DEBT

Convertible debt consists of the following:

	March 31, 2018	June 30, 2017

Convertible notes payable, annual interest rate of 10% to 12%, due dates range from May 2010 to December 2020 and convertible into common stock at a rate of $0.04 to $1.00 per share. (a) (b) (c).	$8,125,041	$7,528,185
Convertible note payable, annual interest rate of 10%, convertible into common stock at a rate of $1.00 per share and due July 2017. The note is in default.	750,000	750,000
Unamortized prepaid financing costs	(125,561)	(322,229)
Unamortized warrants discount to notes	(6,110)	(79,783)
Unamortized share discount to notes	(16,015)	-
Unamortized debt discount	(590,333)	(660,141)
	8,137,022	7,216,032
Less current portion	(8,124,415)	(7,216,032)
Convertible debt, net of current portion and debt discount	$12,607	$-

(a)	Out of above, $8,725,041 of these notes are in default

(b)	On August 29, 2017, the Company, The collateral agent (“Collateral Agent”) for the holders (the “Noteholders”) of the 12% Series A Senior Secured Convertible Promissory Notes (the “Notes”); and Alexander Capital, L.P., representative for the Noteholders entered into the settlement agreement. WHEREAS, the Noteholders hold $4,887,800 in Notes, secured by the assets of the Company and convertible into shares of the Company’s Common Stock at a conversion price of $0.10 per share, with due dates from August 28, 2017 to May 11, 2018 and the Company desires an extension of the Notes.

(c)	Out of above, $269,356 is valued at fair value

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

As of March 31, 2018, only $400,000 of notes have been extended and no others.  The Company determined this settlement as a debt modification and was accounted $80,000 as a debt discount on modified convertible debt. The Company recorded $19,726 and $-0- and $43,178 and $-0- as amortization of debt discount for the three and nine months ended March 31, 2018 and 2017, respectively, as per the effective interest rate method. The Company recorded $14,023 and $-0- and $31,088 and $-0- as interest expense for the three and nine months ended March 31, 2018 and 2017, respectively, as per the effective interest rate method.

The Company is not paying a fee unless notes are extended. During the three and nine months ended March 31, 2018, the Company paid $0 and $40,000 fee and accounted as debt modification expenses.

During the three and nine months  ended March 31, 2018 holders of the Notes converted $129,410 and $100,000 into 5,814,153 and 8,810,122 shares of the Company’s common stock. The determined fair value of the debt derivatives of $45,017 and $120,495 was reclassified into equity during the three and nine months ended March 31, 2018.

During the three and nine months  ended March 31, 2018, the Company repaid $-0- and $283,500 of principal to holders of the Notes. The determined fair value of the debt derivatives of $45,017 and $219,672 was reclassified into equity during the three and nine months ended March 31, 2018.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

The Company determined this settlement as a debt extinguishment and recognized a $10,267 gain on debt extinguishment. The Company recorded $40,972 and $-0- and $-0- and $-0- as the change in the fair value during the three and nine months ended March 31, 2018 and 2017, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

On January 8, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $120,833. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading price during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 5% per annum and matures on December 12, 2018. The note holder received 302,082 warrants to purchase the Company’s common stock at a discount to market. The fair value of the warrants is $10,271.

On January 8, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $120,833. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading price during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 5% per annum and matures on December 12, 2018. The note holder received 302,082 warrants to purchase the Company’s common stock at a discount to market. The fair value of the warrants is $10,271

On January 30, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $65,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 61% of the lowest trading prices during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 10% per annum and matures on January 30, 2019.

On February 13, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $200,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 65% of the lowest trading prices during the period of twenty days prior to the conversion. The Note accrues interest at a rate of 10% per annum and matures on February 13, 2019.

For the three and nine months ended March 31, 2018 and 2017, $6,268 and $70,970 and $93,948 and $212,910 were expensed in the statement of operation as amortization of warrant discount and shown as interest expenses, respectively. For the three and nine months ended March 31, 2018 and 2017, $336,205 and $243,674 and $858,452 and $669,136 was amortized of debt discount and shown as interest expenses, respectively.

The aggregate amortization of prepaid financing cost charged to operations was $83,838 and $209,959 and $327,729 and $622,329 for the three and nine months ended March 31, 2018 and 2017, respectively.

Accrued and unpaid interest for convertible notes payable at March 31, 2018 and June 30, 2017 was $2,141,957 and $1,678,992, respectively.

For the three and nine months ended March 31, 2018, $270,084 and $273,071 and $725,316 and $723,567, was charged as interest on debt and shown as interest expenses, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

The initial fair value of the embedded debt derivative of $64,286 was allocated as a debt discount due to the beneficial conversion feature $74,553 and was determined using intrinsic value with the remainder $10,267 charged to current period operations as gain on debt extinguishment. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	146%,
(3) risk-free interest rate of	2.09%,
(4) expected life of	12 months
(5) fair value of the Company’s common stock of	$0.05 per share.

On January 8, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $120,833. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading price during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 5% per annum and matures on December 12, 2018. The note holder received 302,082 warrants to purchase the Company’s common stock at a discount to market. The fair value of the warrants is $10,271

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

Due to the variable conversion price associated with this convertible promissory note, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.

The initial fair value of the embedded debt derivative of $51,785 was allocated as a debt discount due to the beneficial conversion feature $43,514 and was determined using intrinsic value with the remainder $8,271 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	130%,
(3) risk-free interest rate of	1.79%,
(4) expected life of	12 months
(5) fair value of the Company’s common stock of	$0.05 per share.

On January 8, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $120,833. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading price during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 5% per annum and matures on December 12, 2018. The note holder received 302,082 warrants to purchase the Company’s common stock at a discount to market. The fair value of the warrants is $10,271

Due to the variable conversion price associated with this convertible promissory note, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.

The initial fair value of the embedded debt derivative of $51,785 was allocated as a debt discount due to the beneficial conversion feature $43,514 and was determined using intrinsic value with the remainder $8,271 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	130%,
(3) risk-free interest rate of	1.79%,
(4) expected life of	12 months
(5) fair value of the Company’s common stock of	$0.05 per share.

On January 30, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $65,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 61% of the lowest trading prices during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 10% per annum and matures on January 30, 2019.

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

The initial fair value of the embedded debt derivative of $66,879 was allocated as a debt discount due to the beneficial conversion feature $41,557 and was determined using intrinsic value with the remainder $25,322 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	136%,
(3) risk-free interest rate of	1.88%,
(4) expected life of	12 months
(5) fair value of the Company’s common stock of	$0.04 per share.

On February 13, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $200,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 65% of the lowest trading prices during the period of twenty days prior to the conversion. The Note accrues interest at a rate of 10% per annum and matures on February 13, 2019.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

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

The initial fair value of the embedded debt derivative of $187,301 was allocated as a debt discount due to the beneficial conversion feature $107,692 and was determined using intrinsic value with the remainder $79,609 charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	135%,
(3) risk-free interest rate of	1.95%,
(4) expected life of	12 months
(5) fair value of the Company’s common stock of	$0.04 per share.

During the three and nine months ended March 31, 2018 and 2017, the Company recorded the gain in fair value of derivative $127,442 and $(18,584) and $288,212 and $43,834, respectively.

For the three and nine months ended March 31, 2018, $606,244 and $314,732 and $1,218,720 and $882,046, respectively, was expensed in the statement of operation as amortization of debt and warrant discount and shares discount related to above convertible notes portion and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2017	$408,286
Derivative liability reclass into additional paid in capital upon notes conversion	(120,495)
Derivative liability reclass into additional paid in capital upon notes repayment	(219,672)
Derivative liability on new debt issuance	1,095,434
Change in fair value of derivative	(188,689)
Balance March 31, 2018	$973,864

NOTE 9 NOTES PAYABLE

The following table provides a summary of the changes of the Company’s Promissory Notes liabilities as of March 31, 2018:

Balance at June 30, 2017	$220,179
Issuance of notes	1,060,000
Reclass notes payable from convertible notes	15,000
Debt discount / finance cost on notes	(308,250)
Repayments on promissory notes	(505,000)
Accretion of debt discount /financing costs	383,071
Balance March 31, 2018	$865,000

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

For the three and nine months ended March 31, 2018 and 2017, $208,323 and $20,938 and $383,071 and $20,938, respectively, was expensed in the statement of operations as amortization of debt discount related to the notes and show as interest expenses. The unamortized debt discount was $-0- and $74,821 at March 31, 2018 and June 30, 2017, respectively.

At March 31, 2018 and June 30, 2017, $865,000 and $295,000, respectively, of debt was outstanding with interest rates of 5% to 12%.

Accrued and unpaid interest for these notes payable at March 1, 2018 and June 30, 2017 were $87,746 and $32,074, respectively.

For the three and nine months ended March 31, 2018 and 2017, $19,620 and $1,349 and $46,648 and $3,393 was charged as interest on debt and shown as interest expenses, respectively.

NOTE 10  COMMITMENTS

Lease Agreement - The Company leases its office space under a month-to-month lease. Rent expense was $50,384 and $48,099 for the nine months ended March 31, 2018 and 2017, respectively. On March 2, 2016, the Company entered into an Amendment to Lease in order to extend the current lease through March 31, 2019. The lease calls for monthly rent of $6,719 per month for the period of April 1, 2016 through March 31, 2017. The monthly rent increases 4% for each of the next two years.

The future minimum payments under this lease are as follows:

Fiscal year ending, June 30:
2018	$21,384
2019	65,412

Total	$86,796

The Company is delinquent in remitting its payroll taxes to the applicable governmental authorities. Total due, including estimated penalties and interest is $833,777 and $663,840 at March 31, 2018 and June 30, 2017, respectively.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

The Provision “topper” has been designed by an award winning industrial designer, and began assembling the prototype in August, 2017. The Company began to manufacture, ship and install toppers in December 2017. As of March 31, 2018, the Company has shipped a total of 199 toppers to grocery retailer Giant Eagle, located in Ohio and Pennsylvania, and installed a total of 199 toppers in these stores.

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

NOTE 11 EQUITY

Preferred Stock

The Company is authorized to issue 4,000,000 shares of Preferred Stock with a par value of $0.001 per share as of December 31, 2016. Preferred shares issued and outstanding at March 31, 2018 and June 30, 2017 were 1,000 and nil shares, respectively.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

As of March 31, 2018 and June 30, 2017, there were 152,671,220 and 134,431,613 shares of common stock issued and outstanding, respectively.

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

On December 14, 2017, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 1,315,789 shares of Company’s common stock with an accredited investors (the “Investors”) for an aggregate purchase price of $50,000 at a price of $0.038 per share. The Investor received warrants to purchase shares of Common Stock equal to 20% of the shares each purchased (the “Warrants”). The Warrants have an exercise price of $0.05 per share and are exercisable for five-years from the date of issuance of the Warrant.  The Warrants are valued at $11,500. Net cash received after the warrant valuation of $11,500 was $38,500.  As of March 31, 2018, these shares were not issued and were accounted under “stock to be issued” line item.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

On December 18, 2017, the Company issued 404,485 shares of common stock valued at $20,000 in exchange for services received under a consulting agreement.

On December 29, 2017, the Company issued 350,000 shares valued at $17,500 for the financing fee related to a convertible debt issuance.

During January 2018, the Company issued 1,250,102 shares of common stock for the conversion of debt and accrued interest in the amount of $35,003.

During February 2018, the Company issued 1,793,900 shares of common stock for the conversion of debt and accrued interest in the amount of $44,839.

On February 27, 2018, the Company accepted and entered into Subscription Agreements (the “Subscription Agreements”) for 4,000,000 shares of Company’s common stock with an accredited investors (the “Investors”) for an aggregate purchase price of $100,000 at a price of $0.025 per share. The Investor received warrants to purchase 4,000,000 shares of Common Stock equal. The Warrants have an exercise price of $0.04 per share and are exercisable for three years from the date of issuance of the Warrant.  The Warrants are valued at $123,600. Net cash received after the warrant valuation of $123,600 was $(23,600).

During March 2018, the Company issued 2,770,151 shares of common stock for the conversion of debt and accrued interest in the amount of $49,568.

Warrants

Warrant activity during the nine months ended March 31, 2018, is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2017	29,046,958	$0.14	$4,011,963
Granted	15,730,875	0.05	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at March 31, 2018	44,777,833	$0.11	$4,662,880

On July 20, 2017, the Company issued a $50,000 convertible debenture. The note bears interest at 12%, is due on July 20, 2018 and, is convertible into shares of the Company’s common stock at $0.06 per share along with 714,286 warrants issued (see Note 7).

The fair value of the described above warrants during the nine months ended March 31, 2018, was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	1.22%;
(2) dividend yield of	0%;
(3) volatility factor of	130%;
(4) an expected life of the conversion feature of	36 months, and
(5) estimated fair value of the company’s common stock of	$0.06 per share.

On September 13, 2017, the Company issued a $500,000 promissory note. The note bears interest at 12%, is due on May 13, 2018 along with 1,250,000 warrants issued monthly until the note is paid. Accordingly, during the period ended March 31, 2018, the Company has issued 8,750,000 warrants with an aggregate value of $258,250 recorded as debt discount. During the three and nine months ended March 31, 2018 and 2017, the Company amortized $208,324 and $-0- and $258,250 and $-0- as interest expense related to the note and shown as interest expense.

On January 8, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $120,833. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading price during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 5% per annum and matures on December 12, 2018. The note holder received 302,082 warrants to purchase the Company’s common stock at a discount to market. The fair value of the warrants is $10,271

On January 8, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $120,833. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading price during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 5% per annum and matures on December 12, 2018. The note holder received 302,082 warrants to purchase the Company’s common stock at a discount to market. The fair value of the warrants is $10,271

On February 13, 2018, the Company issued 173,077 warrant in connection with a financing fee. The warrants have an exercise price of $0.0286 and expire in five years.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

The fair value of the described above warrants during the nine months ended March 31, 2018, was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	1.16%, 1.39%, 1.55%, 1.68%, 2.07%, 2.07%, 1.95%;
(2) dividend yield of	0%, 0%, 0%,0%, 0%, 0%, 0%
(3) volatility factor of	138%, 141%, 139%, 136%,130%, 130%, 135%;
(4) an expected life of the conversion feature of	21-60 months, and
(5) estimated fair value of the company’s common stock of	$0.06, $0.05, $0.04, $0.05, $0.05, $0.05 and $0.04 per share.

During the three and nine months ended March 31, 2018 and 2017, the Company recorded $-0- and $1,590 and $530 and $35,122 of stock compensation expense related to warrants issued in prior years, respectively.

Stock Option Plan

Stock option activity during the nine months ended March 31, 2018 is as follows:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2017	150,000	$0.26	$38,500
Granted	13,399,908	0.05	-
Exercised	-	-	-
Expired	(150,000)	-	-
Outstanding March 31, 2018	13,399,908	$0.05	$636,496
Exercisable at March 31, 2018	13,399,908	$0.05	$609,496
Un-exercisable at March 31, 2018	-	$-	$-

The Company has one stock option plan:  The Provision Interactive Technologies, Inc. 2002 Stock Option and Incentive Plan, (the “Plan”).

During the nine months March 31, 2018, the Company granted non statutory options to the board and officers which were not issued as part of the above plan but were rather issued outside of the plan. The option has exercise price of $0.045 with the term of 5 years. The options were valued at $348,876 and included in operating expense during the nine month ended March 31, 2018.

On October 3, 2017, the Company issued 4,000,000 stock options to an employee. The options have an exercise price of $0.045 and a term of five years. At December 31, 2017, 3.500.000 of the options were vested with the remaining 500,000 options to vest over the next three months. The options were valued at $191,600 and included in operating expense during the nine months ended March 31, 2018.

On February 23, 2018, the Company issued 500,000 stock options to board members. The options have an exercise price of $0.04 and a term of five years. The options vest immediately. The options were valued at $10,100 and included in operating expense during the nine months ended March 31, 2018.

During the three and nine months ended March 31, 2018 and 2017, the Company issued 500,000 and -0- and 13,399,908 and 50,000 options outside the stock option plan and recorded $23,950 and $-0- and $540,476 and $1,320 of stock compensation expense, respectively.

The fair value of the described above options during the nine months ended March 31, 2018, was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	1.76%, 1.92%, 2.02%;
(2) dividend yield of	0%, 0%, 0%;
(3) volatility factor of	136%, 142%, 136%;
(4) an expected life of the conversion feature of	60 months, and
(5) estimated fair value of the company’s common stock of	$0.045, $0.054 and $0.04 per share.

During the three and nine months ended March 31, 2018 and 2017, the Company recorded $23,950 and $-0- and $13,707 and $-0- of stock compensation expense related to options issued in prior years, respectively.

The fair value of options exercised in the three and nine months ended March 31, 2018 and 2017 was approximately $-0- and $-0- and $-0- and $-0-, respectively.

As of March 31, 2018 and 2017, there was $-0- and $-0- of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans, respectively.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

On February 21, 2018, the Company benefited from a settlement with DB Dava, LLC (“DB Dava”). Pursuant to the settlement, the Company received full title and ownership of the Rite Aid kiosks in place as well as held for installation totaling 1,012 Kiosks, valued at $5,170,233 per the third party valuation report, as well as full rights to the Rite Aid contract which has no value on the books.

Allocation of the Kiosks by Category	units	Fair value
Installed in Rite Aid stores	659	$2,890,674
Finished goods inventory	321	2,087,463
Work in progress	32	192,096
Total kiosks	1,012	$5,170,233

Pursuant to the settlement the Company and DB Dava agreed that any receivable or payable between the entities is no longer owed, these related receivable from ProDava was previously expensed in a prior audit period. Accordingly, the Company wrote off $1,256,607 of unearned revenue and recognized a gain on the settlement in the amount of $4,189,808.

For the three and nine months ended March 31, 2018 and 2017 total revenue includes $-0- and $-0- and $-0- and $1,263,008, respectively, revenue from a related party.

PROVISION HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

UNAUDITED

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

The Company initiated an action against DB in November 2016 seeking declaratory judgment. After the execution of the LLC Agreement, both DB and the Company performed their respective duties. The Company caused numerous kiosks to be manufactured for placement in retail stores in accordance with the PSA, maintained and serviced these kiosks. DB provided funds to ProDava for, the production of kiosks and for expenses incurred by the Company in connection with the maintenance of servicing of the kiosks. In total, DB provided sums totaling $6.5 million. In the first quarter of 2016, DB ceased providing the funding required by the LLC Agreement. DB advised The Company has been incurring the reimbursable expenses that were to be reimbursed by DB. The LLC Agreement provides that, in the event that DB fails to fund any portion of the total amount is was required to provide in accordance with the terms of the LLC Agreement, the LLC Agreement provides for the recalculation of the parties’ membership interests in ProDava. The Company filed an action in the Supreme Court of the State of New York in New York County (Index No. 656127/2016) to seed to recalculate the ownership percentage of ProDava. DB filed a motion to dismiss and the Company filed an action opposing such motion. The court initially denied the recalculation of the ownership percentage but allowed the Company to proceed to collect monetary damages. Pro Dava and DB filed a counterclaim for breach of contract. The Company settled with Pro Dava and DB. In consideration of the full and final settlement of all claims and counterclaims DB transferred, assigned and conveyed the entirety of its membership interest in ProDava, together with all obligations and liabilities of DB as a member of ProDava, to the Company. See Note 12.

On June 19, 2017, the Company received a letter from an attorney for Kiosk Information Systems (“KIS”) demanding payment of $1,041,177.65 for the balance due on kiosks held by KIS plus $233,282 in interest. The Company was served with a summons and complaint to collect this amount. The Case Number is 2018CV30215 in the District Court, County of Boulder, Colorado. The Company has asserted defenses to payment.

On September 5, 2017 the Company received a letter from an attorney representing Rite Aid Hdqtrs. Corp’s (“Rite Aid”), pursuant to which Rite Aid indicated its desire to terminate the Point of Sales Advertising Agreement (“Agreement”) with the Company. The Company is disputing Rite Aid’s ability to terminate the Agreement. Thereafter, on October 16, 2017, the Company initiated an arbitration before JAMS, which is continuing.

NOTE 14   SUBSEQUENT EVENTS

On April 2, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $128,000. The principal amount under the Note accrues interest at a rate of 12% per annum and is due on January 15, 2019. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 61% of the average of the three lowest trading prices during the period of ten days prior to the conversion.

During April 2018, the Company issued 1,638,802 shares of common stock for the conversion of debt and accrued interest in the amount of $27,875.

During May 2018, the Company issued 8,724,203 shares of common stock for the conversion of debt and accrued interest in the amount of $142,389.

During May 2018, the Company issued 750,000 shares of common stock pursuant a consulting agreement, related to a prior period amount of $35,000.

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

The Provision “topper” has been designed by an award winning industrial designer, and began assembling the prototype in August, 2017. The Company began to manufacture, ship and install toppers in December 2017. As of May 18, 2018, the Company has shipped over 200 toppers for installation , incliding in grocery retailer Giant Eagle, located in Ohio and Pennsylvania.

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

Rite Aid Pharmacies

We plan to build, own, and operate networks of 3D Savings Center kiosks.  In April 2013 we have an agreement with Rite Aid Pharmacies (“Rite Aid”) to install 3D Savings Centers kiosks in all participating Rite Aid stores throughout the United States. These kiosks were installed in New York, Los Angeles, Detroit, Philadelphia and San Francisco retail locations.  The goal was for the Company will earn advertising revenue from advertisements in Rite Aid. As of May 19, 2018 the Company has approximately 650 kiosks installed in Rite Aid stores. The Company is in discussions and arbitration with Rite Aid to determine the future of the marketing relationship.

ProDava 3D

On June 30, 2014 the Company entered into an agreement with DB Dava, LLC (“DB”) to help the Company launch the 3D network in Rite Aid. The agreement creates a newly-formed entity, ProDava 3D, LLC (“ProDava 3D”), to purchase Provision’s 3D Savings Center kiosks for placement into Rite Aid stores. ProDava 3D may purchase up to $50 million in 3D Savings Center kiosks. The Company generated revenues and gross profit from the sale of machines to ProDava 3D during the six months ended December 31, 2016. The Company was planning to earn additional advertising revenue from advertisements in Rite Aid earned by ProDava 3D.

ProDava 3D purchased 3D Savings Center kiosks, manufactured by Provision. Provision’s contribution to ProDava 3D includes Provision’s know-how, management, and its agreement with the national retail pharmacy that will be the first target for the 3D Savings Center kiosk launch. Provision will be responsible for manufacturing, installation, service, maintenance, technical support, network management, advertising, marketing, and accounting of each 3D Savings Center kiosk

After a dispute with DB and ProDava 3D, in consideration of the full and final settlement of all claims and counterclaims DB transferred, assigned and conveyed the entirety of its membership interest in ProDava 3D, together with all obligations and liabilities of its as a member of ProDava 3D, to the Company

Advertising Agencies

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

Lifestyle Ventures LLC

The Company also received a $900,000 deposit from Lifestyle Ventures LLC for the purchase and marketing of Provision’s 3D Savings Center kiosk to be installed in approved retail store chains. During December 2016, the Company sold 11 kiosks for $99,000 to Lifestyle Ventures LLC. During February 2018, the Company sold 89 kiosks for $801,000 to Lifestyle Ventures LLC. At March 31, 2018 the balance of the deposit received from Lifestyle was $-0-.  Lifestyle Ventures LLC is required to deposit an additional $1.1 million with an option to increase its investment up to $20 million.

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

The competition for ProVision’s patented (issued, approved and pending) and proprietary 3D floating image holographic technology includes alternative 3D displays currently in the marketplace:

Employees

As of March 31, 2018, we have eight employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good. The company also uses independent contractors to support administration, marketing, sales and field support activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	2018	2017
REVENUES
Advertising revenues	$-	$185,317
Hardware sales	17,223	-
TOTAL REVENUES	17,223	185,317
COST OF REVENUES	38,858	55,272
GROSS (LOSS) PROFIT	(21,635)	130,045
EXPENSES
General and administrative	621,486	833,681
Research and development	31,037	37,934
TOTAL OPERATING EXPENSES	652,523	871,615
LOSS FROM OPERATIONS	(674,158)	(741,570)
OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	28,919	(18,584)
Gain on settlement	4,189,808	-
Gain on debt extinguishment	10,267	-
Gain on sale of fixed assets	410,605	-
Amortization of debt and warrant discount and financing costs	(795,189)	(690,998)
Interest expense	(252,922)	(204,120)
TOTAL OTHER INCOME (EXPENSE)	3,591,488	(913,702)
INCOME (LOSS) BEFORE INCOME TAXES	2,917,330	(1,655,272)
Income tax expense	-	-
NET INCOME (LOSS)	$2,917,330	$(1,655,272)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the three months ended March 31, 2018 were $17,223, a decrease from $185,317 generated in the three months ended March 31, 2017. The decrease in revenues was primarily a result in the change in the revenue mix. During the three months ended March 31, 2018, the Company had two customers which accounting for more than 10% of the Company’s revenues (58% and 39%). During the three months ended March 31, 2017, the Company had one customer which accounting for more than 10% of the Company’s revenues (94%).

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2018 were $38,858 from $55,272 incurred in the three months ended March 31, 2017.

OPERATING EXPENSES

The Company incurred $652,523 in operating expenses for the three months ended March 31, 2018, a decrease from $871,615 incurred during the three months ended March 31, 2017 primarily as a result of a $212,195 decrease in general and administrative expenses along with a decrease in research and development expenses of $6,897.

OTHER EXPENSES

The Company had various miscellaneous income and expenses.

The Company recognized a gain of $28,919 and a loss of $18,584 during the three months ended March 31, 2018 and 2017, respectively, from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

The Company recognized a gain of $4,189,808 as a result of the legal settlement during the three months ended March 31, 2018.

The Company recognized a gain of $10,267 related to the extinguishment of debt during the three months ended March 31, 2018.

The Company recognized a gain of $410,605 as the result of the sale of equipment on location during the three months ended March 31, 2018.

The Company recorded amortization of debt and warrant discounts and financing costs in the amounts of $795,189 and $690,998 during the three months ended March 31, 2018 and 2017, respectively.

The Company recorded interest expense of $252,922 during the three months ended March 31, 2018, primarily related to debt. This is an increase of $53,140 compared to the interest expense of $204,120 recorded during the three months ended March 31, 2017.

NET INCOME (LOSS):

The Company had a net income of $2,917,330 for the three months ended March 31, 2018 compared to net loss of $1,655,272 for the three months ended March 31, 2017. The significant difference is the result of the recognized gain as a result of the legal settlement.

NINE MONTHS ENDED MARCH 31, 2018 COMPARED TO NINE MONTHS ENDED MACH 31, 2107

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	2018	2017
REVENUES
Advertising revenues	$-	$344,017
Hardware sales	32,973	110,195
Hardware sales – related party	-	1,196,552
Software revenues – related party	-	66,456
TOTAL REVENUES	32,973	1,717,220
COST OF REVENUES	294,971	1,896,255
GROSS (LOSS) PROFIT	(261,998)	(179,035)
EXPENSES
General and administrative	2,317,285	2,350,220
Research and development	120,148	257,838
TOTAL OPERATING EXPENSES	2,437,433	2,608,058
LOSS FROM OPERATIONS	(2,699,431)	(2,787,093)
OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	189,689	43,834
Debt modification expenses	(40,000)	-
Gain on debt extinguishment	10,267	-
Loss on settlement of debt	-	(48,000)
Gain on settlement	4,189,808	-
Gain on sale of fixed assets	410,605	-
Amortization of debt and warrant discount and financing costs	(2,041,466)	(1,608,708)
Interest expense	(917,886)	(756,442)
TOTAL OTHER INCOME (EXPENSE)	1,801,017	(2,369,316)
LOSS BEFORE INCOME TAXES	(898,414)	(5,156,409)
Income tax expense	-	-
NET LOSS	$(898,414)	$(5,156,409)

REVENUES

The Company recognizes revenues from hardware sales, advertising and from licensing, distribution and marketing agreements. Revenues for the nine months ended March 31, 2018 were $32,973, a decrease from $1,717,220 generated in the nine months ended March 31, 2018. The decrease in revenues was primarily a result in the decrease of revenues from related party sales. The related party revenue is for sales to ProDava 3D, LLC to purchase Provision’s 3D Savings Center kiosks for placement into retail stores. During the nine months ended March 31, 2018, the Company had four customers which accounted for more than 10% of the Company’s revenues (36%, 30%, 20% and 10%). During the nine months ended March 31, 2017, the Company had two customers which accounted for more than 10% of the Company’s revenues (74% and 19%).

COST OF REVENUES

Cost of revenues for the nine months ended March 31, 2108 was $294,971 from $1,896,255 incurred in the nine months ended March 31, 2018. This is the result of our decrease in sales as mentioned above, partially offset by the increase in inventory reserve of $130,000 during the nine months ended March 31, 2018.

OPERATING EXPENSES

The Company incurred $2,437,433 in operating expenses for the nine months ended March 31, 2018, a decrease from $2,608,058 incurred during the nine months ended March 31, 2017 primarily as a result of a $32,935 decrease in general and administrative expenses along with a decrease in research and development expenses of $137,690.

OTHER EXPENSES

The Company had various miscellaneous income and expenses.

The Company recognized a gain of $189,689 and $43,834 during the nine months ended March 31, 2018 and 2017, respectively, from the change in fair value of derivative as a result of fluctuating market prices of the Company’s common stock.

The Company recorded debt modification expenses in the amount of $40,000 during the nine months ended March 31, 2018.

The Company recognized a gain of $10,267 related to the extinguishment of debt during the three months ended March 31, 2018.

The Company recognized a gain of $4,189,808 as a result of the legal settlement during the nine months ended March 31, 2018.

The Company recognized a gain of $410,605 as the result of the sale of equipment on location during the nine months ended March 31, 2018.

The Company recorded amortization of debt and warrant discounts and financing costs in the amounts of $2,041,466 and $1,608,708 during the nine months ended March 31, 2018 and 2017, respectively.

The Company recorded interest expense of $917,886, primarily related to debt. This is an increase of $165,782 compared to the interest expense of $756,442 recorded during the nine months ended March 31, 2018.

NET LOSS:

The Company had a net loss of $898,414 for the nine months ended March 31, 2018 compared to net loss of $5,156,409 for the nine months ended March 31, 2017. The significant difference is the result of the recognized gain as a result of the legal settlement.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements in this Form 10-Q are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company had accumulated deficit at March 31, 2018 of $42,981,804. The Company has negative working capital of $15,147,953 as of March 31, 2018. The largest balances in current liabilities are for current portion of convertible debt, net ($8,137,022) accrued interest ($3,128,035) and accounts payable and accrued expenses ($3,680,094). The Company is in the process of negotiating with noteholders to convert accrued interest into long-term notes to reduce current liabilities and plans to ship goods to reduce the unearned revenue.

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

The Company has $12 in cash as of March 31, 2018. The Company does not has sufficient cash to operate for the next 12 months. Failure to raise additional capital or improve its performance in the next 12 months, however, may cause the Company to curtail its business activities and expansion plans within the next twelve months.

During the nine months ended March 31, 2018, the Company used $1,552,033 of cash for operating activities compared to a use of $2,667,619 in the nine months ended March 31, 2017. The decrease in cash used for operating activities was due a higher net loss offset by less cash to service accounts payable, accrued liabilities and unearned revenue. Cash from financing activities was $1,241,296 in the nine months ended March 31, 2018 compared to cash used by financing activities of $3,422,125 in the nine months ended March 31, 2017. The decrease in cash provided by financing activities was primarily due to proceeds from the issuance of convertible notes along with the issuance of promissory notes, offset by the repayments of both.

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

On January 8, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $120,833. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading price during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 5% per annum and matures on December 12, 2018. The note holder received 302,082 warrants to purchase the Company’s common stock at a discount to market. The fair value of the warrants is $10,271.

On January 8, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $120,833. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 70% of the lowest trading price during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 5% per annum and matures on December 12, 2018. The note holder received 302,082 warrants to purchase the Company’s common stock at a discount to market. The fair value of the warrants is $10,271.

On January 30, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $65,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 61% of the lowest trading prices during the period of fifteen days prior to the conversion. The Note accrues interest at a rate of 10% per annum and matures on January 30, 2019.

On February 13, 2018, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $200,000. The Conversion Price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, of this Note is convertible is 65% of the lowest trading prices during the period of twenty days prior to the conversion. The Note accrues interest at a rate of 10% per annum and matures on February 13, 2019.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. As March 31, 2018 and June 30, 2017, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Unearned Revenue

The Company bills customers in advance for certain of its services. If the customer makes payment before the service is rendered to the customer, the Company records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the services when the customer receives and utilizes that service, at which time the earnings process is complete. The Company recorded $-0- and $2,057,607 as of March 31, 2018 and June 30, 2017, respectively as unearned revenue.

Significant Customers

During the three months ended March 31, 2018, the Company had two customers which accounting for more than 10% of the Company’s revenues (58% and 39%). During the nine months ended March 31, 2018, the Company had four customers which accounted for more than 10% of the Company’s revenues (36%, 30%, 20% and 10%). During the three months ended March 31, 2017, the Company had one customer which accounting for more than 10% of the Company’s revenues (94%). During the nine months ended March 31, 2017, the Company had two customers which accounted for more than 10% of the Company’s revenues (74% and 19%). As of March 31, 2018, the Company had one customer which represented 100% of the accounts receivable balance. As of June 30, 2017, the Company had no accounts receivable balance.

Research and Development Costs

The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

For the three and nine months ended March 31, 2018 and 2017, the Company incurred $31,037 and $120,148, and $37,934 and $257,838 respectively for research and development expense which are included in the consolidated statements of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The following table provides a summary of the carrying value of the Company’s Convertible Promissory Notes, as of March 31, 2018:

Balance at June 30, 2017	$7,216,032
Issuance of notes – net of financing costs	882,801
Extension of notes, increase in principal of $80,000 net of debt discount of $80,000	-
Payments on convertible notes payable by promissory holders	(283,500)
Re-class convertible note to notes payable	(15,000)
Gain on debt extinguishment	(10,267)
Payments of accounts payable from note proceeds	30,000
Debt discount on convertible notes due to beneficial conversion feature	(715,501)
Debt discount on convertible notes due to warrants	(20,275)
Debt discount on convertible notes due to shares issued	(17,500)
Accretion of debt and warrant discount and share discount and prepaid financing costs	1,298,738
Issuance of warrants for financing cost	(6,196)
Issuance of shares of common stock for convertible debt	(222,310)
Balance March 31, 2018	$8,137,022

There is no active market for the debt and the fair value was based on the delayed payment terms, the warrants issued as consideration of the debt issuance, the interest rate and the common stock issued as consideration of the debt issuance in addition to other facts and circumstances at the end of March 31, 2018 and June 30, 2017. The Company recognized a gain on the valuation of debt during the three and nine months ended March 31, 2018 and 2017 of $10,267 and $10,267, respectively, related to the debt extinguishment.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Warrants and Derivative liability – March 31, 2018	$973,864	$-	$-	$973,864
Derivative liability – June 30, 2017	$408,286	$-	$-	$408,286

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

The following table represents the Company’s derivative liability activity for the period ended:

Balance at June 30, 2017	$408,286
Derivative liability reclass into additional paid in capital upon notes conversion	(120,495)
Derivative liability reclass into additional paid in capital upon notes repayment	(219,672)
Derivative liability on new debt issuance	1,175,747
Change in fair value of derivative	(189,689)
Balance March 31, 2018	$973,864

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2018, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 193,847,586 shares of common stock.

Anti-dilutive securities not included in diluted loss per share relating to:
Warrants outstanding	2,363,553
Convertible debt and notes payable including accrued interest	61,713,891

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

The Company initiated an action against DB in November 2016 seeking declaratory judgment. After the execution of the LLC Agreement, both DB and the Company performed their respective duties. The Company caused numerous kiosks to be manufactured for placement in retail stores in accordance with the PSA, maintained and serviced these kiosks. DB provided funds to ProDava for, the production of kiosks and for expenses incurred by the Company in connection with the maintenance of servicing of the kiosks. In total, DB provided sums totaling $6.5 million. In the first quarter of 2016, DB ceased providing the funding required by the LLC Agreement. DB advised The Company has been incurring the reimbursable expenses that were to be reimbursed by DB. The LLC Agreement provides that, in the event that DB fails to fund any portion of the total amount is was required to provide in accordance with the terms of the LLC Agreement, the LLC Agreement provides for the recalculation of the parties’ membership interests in ProDava. The Company filed an action in the Supreme Court of the State of New York in New York County (Index No. 656127/2016) to seed to recalculate the ownership percentage of ProDava. DB filed a motion to dismiss and the Company filed an action opposing such motion. The court initially denied the recalculation of the ownership percentage but allowed the Company to proceed to collect monetary damages. Pro Dava and DB filed a counterclaim for breach of contract. The Company settled with Pro Dava and DB. In consideration of the full and final settlement of all claims and counterclaims DB transferred, assigned and conveyed the entirety of its membership interest in ProDava, together with all obligations and liabilities of DB as a member of ProDava, to the Company.

On June 19, 2017, the Company received a letter from an attorney for Kiosk Information Systems (“KIS”) demanding payment of $1,041,177.65 for the balance due on kiosks held by KIS plus $233,282 in interest. The Company was served with a summons and complaint to collect this amount. The Case Number is 2018CV30215 in the District Cour, County of Boulder, Colorado. The Company has asserted defenses to payment.

On September 5, 2017 the Company received a letter from an attorney representing Rite Aid Hdqtrs. Corp’s (“Rite Aid”), pursuant to which Rite Aid indicated its desire to terminate the Point of Sales Advertising Agreement (“POS Agreement”) with the Company. The Company is disputing Rite Aid’s ability to terminate the Agreement. Thereafter, on October 16, 2017, the Company initiated an arbitration before JAMS, which is continuing.

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

PROVISION HOLDING, INC.

Dated: May 21, 2018	By:	/s/ Mark Leonard
	Name:	Mark Leonard
	Title:	Chief Executive Officer